Form 10-Q
period 1996-03-22
HMC ACQUISITION PROPERTIES INC /DE
filed 1996-05-13
CIK 1007076

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934




       For the Quarter Ended March 22, 1996 Commission File No. 333-00768


                        HMC ACQUISITION PROPERTIES, INC.
                               10400 Fernwood Road
                            Bethesda, Maryland 20817

                                 (301) 380-9000


                               Delaware 52-1888825
                   (State of Incorporation) (I.R.S. Employer
                             Identification Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes No N/A X

                HMC ACQUISITION PROPERTIES INC. AND SUBSIDIARIES

                                      INDEX


                                                                        Page
                                                                         No.


PART I.    FINANCIAL INFORMATION (Unaudited):

           Condensed Consolidated Balance Sheets -                        2
             March 22, 1996 and December 29, 1995

           Condensed Consolidated Statements of Operations -              3
             Twelve Weeks Ended March 22, 1996 and March 24, 1995

           Condensed Consolidated Statements of Cash Flows -              4
             Twelve Weeks Ended March 22, 1996 and March 24, 1995

           Notes to Condensed Consolidated Financial Statements           5

           Management's Discussion and Analysis of Results of             7
             Operations and Financial Condition

PART II.   OTHER INFORMATION AND SIGNATURE                               10

                HMC ACQUISITION PROPERTIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)



                                                   March 22,        December 29,
                                                     1996              1995
                                                     ----              ----
                                                  (unaudited)

                              ASSETS

Property and equipment, net.............        $     490,800     $     455,602
Investment in affiliate.................               20,000                --
Due from hotel managers.................               11,949             8,994
Other assets............................               13,095            16,592
Cash and cash equivalents...............               65,058           107,119
                                                -------------     -------------
                                                $     600,902     $     588,307
                                                =============     =============




                      LIABILITIES AND SHAREHOLDER'S EQUITY

Debt....................................        $     350,000     $     350,000
Deferred income taxes...................               11,869             9,718
Other liabilities.......................               12,360             4,839
                                                -------------     -------------
        Total liabilities...............              374,229           364,557
                                                -------------     -------------


Shareholder's equity
Common stock, 100 shares issued ........                   --                --
     and outstanding, no par value
Additional paid-in capital..............              214,374           214,374
Retained earnings.......................               12,299             9,376
                                                -------------     -------------
    Total shareholder's equity .........              226,673           223,750
                                                -------------     -------------
                                                $     600,902     $     588,307
                                                =============     =============

















            See Notes to Condensed Consolidated Financial Statements.

                HMC ACQUISITION PROPERTIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              Twelve Weeks Ended March 22, 1996 and March 24, 1995
                            (unaudited, in thousands)


                                                           1996          1995
                                                           ----          ----

REVENUES.............................................. $  22,459      $  17,824
                                                       ---------      ---------

OPERATING COSTS AND EXPENSES
  Depreciation and amortization ......................     4,205          2,755
    of property and equipment
  Base and incentive management fees (including
    Marriott International management fees of $3,058
    and $2,038 in 1996 and 1995, respectively)........     3,273          2,378
  Property taxes......................................     1,875          1,410
  Ground rent, insurance and other....................       489            600
                                                       ---------      ---------
    Total operating costs and expenses................     9,842          7,143
                                                       ---------      ---------
OPERATING PROFIT BEFORE
  CORPORATE EXPENSES AND INTEREST.....................    12,617         10,681
Corporate expenses....................................    (1,146)          (735)
Interest expense......................................    (7,531)        (3,489)
Interest income.......................................     1,134             79
                                                       ----------     ---------

INCOME BEFORE INCOME TAXES............................     5,074          6,536
Provision for income taxes............................    (2,151)        (2,596)
                                                        ---------      ---------
NET INCOME............................................ $   2,923      $   3,940
                                                        =========      =========






















            See Notes to Condensed Consolidated Financial Statements.

                HMC ACQUISITION PROPERTIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              Twelve Weeks Ended March 22, 1996 and March 24, 1995
                            (unaudited, in thousands)

                                                             1996        1995
                                                          ---------    ---------
OPERATING ACTIVITIES
Net income............................................   $    2,923   $   3,940
Adjustments to reconcile to cash
  provided by operations:
   Depreciation and amortization......................        4,205       2,755
   Income taxes.......................................        2,151       2,596
   Other..............................................          168         143
   Changes in operating accounts......................        4,698      (3,599)
                                                         ----------   ---------
      Cash provided by operations.....................       14,145       5,835
                                                         ----------   ---------

INVESTING ACTIVITIES
Acquisitions..........................................      (44,561)    (14,742)
Capital expenditures..................................       (9,583)     (6,736)
Other.................................................       (1,456)        682
                                                         ----------   ---------
      Cash used in investing activities...............      (55,600)    (20,796)
                                                         ----------   ---------

FINANCING ACTIVITIES
Proceeds from borrowings, net.........................           --      14,800
Repayments of debt....................................           --      (5,000)
Other.................................................         (606)         --
                                                         ----------   ---------
      Cash provided by (used in) financing activities          (606)      9,800
                                                         ----------   ---------

DECREASE IN CASH AND CASH EQUIVALENTS.................   $  (42,061)  $  (5,161)
                                                         ==========   ==========






















            See Notes to Condensed Consolidated Financial Statements.

                HMC ACQUISITION PROPERTIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The accompanying consolidated financial statements of HMC Acquisition Properties, Inc. and subsidiaries (the "Company"), a wholly-owned indirect subsidiary of Host Marriott Corporation ("Host Marriott"), have been prepared by the Company without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 29, 1995.

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 22, 1996, the results of operations and cash flows for the twelve weeks ended March 22, 1996 and March 24, 1995. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

2. Revenues represent house profit from the Company's hotel properties. House profit reflects the net revenues flowing to the Company as property owner and represents hotel operating results less property-level expenses excluding depreciation and amortization, property taxes, ground rent, insurance and base and incentive management fees which are classified as operating costs and expenses.

     House profit generated by the Company's hotels for the first quarter of 1996 and 1995 consists of:

                                                         Twelve Weeks Ended
                                                       March 22,    March 24,
                                                         1996         1995
                                                         ----         ----
                                                           (in thousands)
       Sales
         Rooms.................................       $  42,476    $  29,944
         Food & Beverage.......................          19,667       14,394
         Other.................................           3,841        2,307
                                                      ---------    ---------
            Total Hotel Sales..................          65,984       46,645
                                                      ---------    ---------

       Department Costs
         Rooms.................................          10,022        7,023
         Food & Beverage.......................          15,210       11,093
         Other.................................           2,294        1,395
                                                      ---------    ---------
            Total Department Costs.............          27,526       19,511
                                                      ---------    ---------

       Department Profit.......................          38,458       27,134
       Other Deductions........................          15,999        9,310
                                                      ---------    ---------
            House Profit.......................       $  22,459    $  17,824
                                                      =========    =========


                HMC ACQUISITION PROPERTIES, INC. AND SUBSIDIARIES
                               NOTES TO CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3. In the first quarter of 1996, the Company acquired the 374-room Toronto Delta Meadowvale hotel for approximately $25 million. The Company also acquired a minority equity interest in a joint venture with Host Marriott that holds a controlling interest in two hotels in Mexico City, Mexico totalling 914 rooms for $20 million. One of the hotels (314 rooms) is under construction and will open in the third quarter of 1996.

     In the second quarter of 1996, the Company acquired, for $18 million,a 95% interest in a venture that acquired the 400-room Pittsburgh Hyatt Regency. The property is currently closed and is being converted to the Marriott brand. The property is scheduled to re-open in July 1996.

4. During the second quarter of 1996, a $15 million dividend was paid to Host Marriott, as permitted under the senior notes indenture.

5. All direct and indirect subsidiaries of the Company guarantee the senior notes. The separate financial statements of each guaranteeing subsidiary (each, a "Guarantor Subsidiary") are not presented because the Company's management has concluded that such financial statements are not material to investors. The guarantee of each Guarantor Subsidiary is full and unconditional and joint and several and each Guarantor Subsidiary is a wholly-owned subsidiary of the Company.

     Combined summarized operating results of the Guarantor Subsidiaries are as follows (in thousands):

                                                            Twelve Weeks Ended
                                                           March 22,   March 24,
                                                             1996        1995
                                                             ----        ----

      Revenues........................................    $  2,926    $   1,880
      Operating profit before corporate expenses
        and interest..................................       1,895          626
      Net income......................................         405          376

      Combined   summarized   balance   sheet   information   of  the  Guarantor
      Subsidiaries is as follows (in thousands):

                                                         March 22,  December 29,
                                                           1996         1995
                                                           ----         ----
      Property and equipment, net.....................  $    87,299  $    63,044
      Other assets....................................        9,916        5,333
                                                        -----------  -----------
        Total assets..................................  $    97,215  $    68,377
                                                        ===========  ===========

      Debt............................................  $    56,623  $    40,679
      Other liabilities...............................        1,489           --
                                                        -----------  -----------
        Total liabilities.............................       58,112       40,679
      Equity..........................................       39,103       27,698
                                                        -----------  -----------
        Total liabilities and equity..................  $    97,215  $    68,377
                                                        ===========  ===========


      The  operating   results  and  balance  sheet   information   include  the
      pushed-down effect of that portion of the Company's senior notes allocated to the guarantor subsidiaries.

                HMC ACQUISITION PROPERTIES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



RESULTS OF OPERATIONS
- - ---------------------

REVENUES. Revenues represent house profit from the Company's hotel properties. Revenues increased $4.6 million, or 26%, to $22.5 million for the first quarter of 1996. The Company's revenues were impacted by improved lodging results and the addition of three full-service hotel properties during 1995 and one in 1996.

The Company's hotels reported strong growth in revenue per available room ("REVPAR") for comparable hotels. REVPAR is a commonly used indicator of market performance for hotels which represents the combination of the average daily room rate charged and the average daily occupancy achieved. REVPAR does not include food and beverage or other ancillary revenues generated by the property.

Improved results were driven by strong increases in REVPAR of 14% for comparable units for the quarter. On a comparable basis, average room rates increased 7% for the 1996 first quarter, while average occupancy increased more than four percentage points reflecting the impact of the properties converted to the Marriott brand during 1995. Management believes REVPAR will continue to grow in the near future through steady increases in average room rates, combined with minor changes in occupancy rates. However, there can be no assurance that REVPAR will continue to grow in the future. Revenues for the quarter were negatively impacted by the renovation of the Denver Marriott Tech Center.
The renovation should be completed in the second quarter of 1996.

OPERATING COSTS AND EXPENSES. Operating costs and expenses consist of depreciation amortization, base and incentive management fees, property taxes, ground and equipment rent, insurance and certain other costs. The Company's operating costs and expenses for the first quarter of 1996 increased $2.7 million to $9.8 million. As a percentage of revenues, operating costs and expenses represented 44% of revenues in the first quarter of 1996 and 40% of revenues in the first quarter of 1995 reflecting an overall increase in depreciation expense, incentive management fees and the impact of the renovation of the Denver Marriott Tech Center.

OPERATING PROFIT. As a result of the changes in revenues and operating costs and expenses discussed above, the Company's operating profit increased $1.9 million, or 18%, to $12.6 million in the first quarter of 1996 from $10.7 million in the first quarter of 1995. Several hotels, including the San Francisco Airport Marriott, the Vail Marriott Mountain Resort, which was renovated in early 1995, and the Dallas Quorum Marriott posted significant improvements in operating profit. The Fort Lauderdale Marina Marriott reported an overall decrease in operating profit from particularly strong 1995 results due to the Super Bowl being held in nearby Miami in 1995.

CORPORATE EXPENSES. Corporate expenses increased approximately $.4 million to $1.1 million in the first quarter of 1996 primarily due to higher average assets for the Company for the first quarter of 1996, which resulted in an increase in the allocation of corporate expenses to the Company by Host Marriott. As a percentage of revenues, corporate expenses increased from 4.1% of revenues in the first quarter of 1995 to 5.1% of revenues in the first quarter of 1996.

INTEREST EXPENSE. Interest expense increased $4 million to $7.5 million in the 1996 first quarter due to the increase in the level of debt and the interest rate as a result of the December 1995 debt offering.

                HMC ACQUISITION PROPERTIES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


NET INCOME. The Company's net income for the first quarter of 1996 decreased $1 million to $2.9 million, principally due to the change in interest expense discussed above.


LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

The Company reported a decrease in cash and cash equivalents of $42 million in the first quarter of 1996. This decrease is primarily due to the use of funds to fund capital expenditures and acquire one full-service property and a minority equity interest in a joint venture controlling two hotels in Mexico City. Cash flow provided by operations increased $8.3 million to $14.1 million for 1996 primarily due to improved hotel operating results.

Cash used in investing activities increased $34.8 million to $55.6 million for the first quarter of 1996, reflecting capital expenditures of $9.6 million for the renovation of certain properties and renewals and replacements on other properties, expenditures of $25 million for the acquisition of one full-service hotel and $20 million for the acquisition of a minority equity interest in a joint venture controlling two hotels in Mexico.

In the first quarter of 1996, the Company acquired the 374-room Toronto Delta Meadowvale Hotel for $25 million. The Company also acquired a minority equity interest in a venture with Host Marriott that holds a controlling interest in two hotels in Mexico City, Mexico totaling 914 rooms for $20 million. In the second quarter of 1996, the Company acquired, for $18 million, a 95% interest in the venture that acquired the 400-room Pittsburgh Hyatt Regency. The property is currently closed and is being converted to the Marriott brand. The property is scheduled to re-open in July 1996.


EBITDA
- - ------

The Company's consolidated earnings before interest expense, taxes, depreciation, amortization and other non-cash items ("EBITDA"), increased $4.1 million, or 32%, to $17.1 million in the 1996 first quarter. The increase in EBITDA is due to the increase in comparable hotel EBITDA of 16%, including the impact of the converted properties, and the addition of three full-service hotels in 1995 and one full-service hotel in 1996. The Company believes that EBITDA is a meaningful measure of the Company's operating performance due to the significance of the Company's long-lived assets (and the related depreciation thereon) and because EBITDA can be used to measure the Company's ability to meet debt service requirements and is used in the senior note indenture as part of the tests determining the Company's ability to incur debt and to make certain restricted payments. EBITDA information should not be considered as an alternative to net income, operating profit, cash from operations, or any other operating or liquidity performance measure prescribed by generally accepted accounting principles.

The following is a reconciliation of EBITDA to net income:

                                                        Twelve Weeks Ended
                                                      March 22,      March 24,
                                                        1996           1995
                                                        ----           ----
                                                           (in thousands)

EBITDA..........................................    $  17,094     $  12,876
Interest expense................................       (7,531)       (3,489)
Depreciation and amortization...................       (4,205)       (2,753)
Income taxes....................................       (2,151)       (2,596)
Other non-cash charges, net.....................         (284)          (98)
                                                    ---------     ---------
Net income......................................    $   2,923     $   3,940
                                                    =========     =========


                           PART II. OTHER INFORMATION

Item 1.                    Legal Proceedings

The Company is from time to time the subject of, or involved in, judicial proceedings. Management believes that any liability or loss resulting from such matters will not have a material adverse effect on the financial position or results of operations the Company.


Item 4.                    Submission of Matters to a Vote of Security Holders

    None.


Item 5.                    Other Information

    None.


Item 6.                    Exhibits and Reports on Form 8-K

    a.    Exhibits:

          None.

    b.    Reports on Form 8-K:

          None.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        HMC ACQUISITION PROPERTIES, INC.


May 13, 1996                            /s/ DONALD D. OLINGER
  Date                                  Donald D. Olinger
                                        Vice President and Corporate Controller