Form 10-Q
period 1996-06-14
HMC ACQUISITION PROPERTIES INC /DE
filed 1996-07-26
CIK 1007076

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




For the Quarter Ended June 14, 1996                Commission File No. 333-00768


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

                                      INDEX


                                                                           Page
                                                                            No.

PART I.   FINANCIAL INFORMATION (Unaudited):

          Condensed Consolidated Balance Sheets -                            3
            June 14, 1996 and December 29, 1995

          Condensed Consolidated Statements of Operations -                  4
            Twelve Weeks and Twenty-four Weeks Ended June 14, 1996
            and June 16, 1995

          Condensed Consolidated Statements of Cash Flows -                  6
            Twenty-four Weeks Ended June 14, 1996 and June 16, 1995

          Notes to Condensed Consolidated Financial Statements               7

          Management's Discussion and Analysis of Results of                 9
            Operations and Financial Condition

PART II.  OTHER INFORMATION AND SIGNATURE                                   12

                HMC ACQUISITION PROPERTIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)



                                                                                      June 14,        December 29,
                                                                                        1996             1995
                               ASSETS                                                (unaudited)
                                                                                     -----------      -----------

Property and equipment, net.................................................... $     515,779    $     455,602
Investment in affiliate........................................................        20,000               --
Due from hotel managers........................................................         9,373            8,994
Other assets...................................................................        11,222           16,592
Cash and cash equivalents......................................................        23,997          107,119
                                                                                      -------          -------
                                                                                $     580,371    $     588,307
                                                                                =============    =============



                      LIABILITIES AND SHAREHOLDER'S EQUITY

Debt  ........................................................................  $     350,000    $     350,000
Deferred income taxes..........................................................        12,982            9,718
Other liabilities..............................................................         3,578            4,839
                                                                                      -------          -------
      Total liabilities........................................................       366,560          364,557
                                                                                      -------          -------


Shareholder's equity
    Common stock, 100 shares issued and outstanding, no par value..............            --               --
    Additional paid-in capital.................................................       214,374          214,374
    Retained earnings (deficit)................................................          (563)           9,376
                                                                                      -------          -------
      Total shareholder's equity ..............................................       213,811          223,750
                                                                                      -------          -------
                                                                                $     580,371    $     588,307
                                                                                =============    =============



















            See Notes to Condensed Consolidated Financial Statements.

                HMC ACQUISITION PROPERTIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               Twelve Weeks Ended June 14, 1996 and June 16, 1995
                            (unaudited, in thousands)


                                                                                    1996           1995
                                                                                    ----           ----

REVENUES........................................................................$  21,993      $  15,167
                                                                                ---------      ---------

OPERATING COSTS AND EXPENSES
  Depreciation and amortization of property and equipment.......................    4,447          3,614
  Base and incentive management fees (including Marriott International
    management fees of $3,333 and $2,045 in 1996 and 1995, respectively)........    3,653          2,387
  Property taxes................................................................    1,770          1,383
  Ground rent, insurance and other..............................................      923            857
                                                                                  -------        -------
    Total operating costs and expenses..........................................   10,793          8,241
                                                                                  -------        -------
OPERATING PROFIT BEFORE
  CORPORATE EXPENSES AND INTEREST...............................................   11,200          6,926
Corporate expenses..............................................................     (876)          (616)
Interest expense................................................................   (7,535)        (3,484)
Interest income.................................................................      461            197
                                                                                  -------        -------
INCOME BEFORE INCOME TAXES......................................................    3,250          3,023
Provision for income taxes......................................................   (1,113)        (1,323)
                                                                                  -------        -------
NET INCOME......................................................................$   2,137      $   1,700
                                                                                =========      =========


























            See Notes to Condensed Consolidated Financial Statements.

                HMC ACQUISITION PROPERTIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             Twenty-four Weeks Ended June 14, 1996 and June 16, 1995
                            (unaudited, in thousands)


                                                                                    1996           1995
                                                                                    ----           ----

REVENUES........................................................................$  44,452      $  32,991
                                                                                ---------      ---------

OPERATING COSTS AND EXPENSES
  Depreciation and amortization of property and equipment.......................    8,652          6,369
  Base and incentive management fees (including Marriott International
    management fees of $6,393 and $4,435 in 1996 and 1995, respectively)........    6,926          4,765
  Property taxes................................................................    3,645          2,793
  Ground rent, insurance and other..............................................    1,411          1,457
                                                                                  -------        -------
    Total operating costs and expenses..........................................   20,634         15,384
                                                                                  -------        -------
OPERATING PROFIT BEFORE
  CORPORATE EXPENSES AND INTEREST...............................................   23,818         17,607
Corporate expenses..............................................................   (2,022)        (1,351)
Interest expense................................................................  (15,066)        (6,973)
Interest income.................................................................    1,595            276
                                                                                  -------        -------
INCOME BEFORE INCOME TAXES......................................................    8,325          9,559
Provision for income taxes......................................................   (3,264)        (3,919)
                                                                                  -------        -------
NET INCOME......................................................................$   5,061      $   5,640
                                                                                =========      =========


























            See Notes to Condensed Consolidated Financial Statements.

                HMC ACQUISITION PROPERTIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             Twenty-four Weeks Ended June 14, 1996 and June 16, 1995
                            (unaudited, in thousands)

                                                                                     1996            1995
                                                                                     ----            ----

OPERATING ACTIVITIES
Net income......................................................................$    5,061       $   5,640
Adjustments to reconcile to cash provided by operations:
   Depreciation and amortization................................................     8,652           6,369
   Income taxes.................................................................     3,264           3,919
   Changes in operating accounts................................................       245            (977)
   Other........................................................................       350             221
                                                                                   -------         -------
      Cash provided by operations...............................................    17,572          15,172
                                                                                   -------         -------

INVESTING ACTIVITIES
Acquisitions....................................................................   (61,405)        (14,742)
Capital expenditures............................................................   (22,737)        (10,443)
Other...........................................................................      (331)          1,150
                                                                                   -------         -------
      Cash used in investing activities.........................................   (84,473)        (24,035)
                                                                                   -------         -------

FINANCING ACTIVITIES
Dividend to Parent..............................................................   (15,000)             --
Proceeds from borrowings, net...................................................        --          14,800
Repayments of debt..............................................................        --          (5,000)
Other...........................................................................    (1,221)             --
                                                                                   -------          ------
      Cash provided by (used in) financing activities...........................   (16,221)          9,800
                                                                                   -------          ------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................................$  (83,122)      $     937
                                                                                ==========       =========






















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

     In the opinion of the Company,  the  accompanying   unaudited   condensed
     consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 14, 1996, the results of operations for the twelve and twenty-four weeks ended June 14, 1996 and June 16, 1995 and cash flows for the twenty-four weeks ended June 14, 1996 and June 16, 1995. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

2. Revenues represent house profit from the Company's hotel properties. House profit reflects the net revenues flowing to the Company as property owner and represents hotel operating results less property-level expenses excluding depreciation and amortization, real and personal property taxes, ground rent, insurance and management fees which are classified as operating costs and expenses.

     House profit generated by the Company's hotels for 1996 and 1995 consists of:

                                                     Twelve Weeks Ended       Twenty-four Weeks Ended
                                                    June 14,     June 16,      June 14,      June 16,
                                                      1996         1995          1996          1995
                                                      ----         ----          ----          ----
                                                                     (in thousands)
      Sales
        Rooms..............................       $  40,250    $  32,188     $  82,726     $  62,132
        Food & Beverage....................          19,952       17,481        39,619        31,875
        Other..............................           3,910        3,435         7,751         5,742
                                                    -------      -------       -------       -------
          Total Hotel Sales................          64,112       53,104       130,096        99,749
                                                    -------      -------       -------       -------

      Department Costs
        Rooms..............................           9,981        7,871        20,003        14,894
        Food & Beverage....................          15,140       13,497        30,350        24,590
        Other..............................           2,015        2,030         4,309         3,425
                                                    -------      -------       -------       -------
          Total Department Costs...........          27,136       23,398        54,662        42,909
                                                    -------      -------       -------       -------

      Department Profit....................          36,976       29,706        75,434        56,840
      Other Deductions.....................          14,983       14,539        30,982        23,849
                                                    -------      -------       -------       -------
          House Profit.....................       $  21,993    $  15,167     $  44,452     $  32,991
                                                  =========    =========     =========     =========

                HMC ACQUISITION PROPERTIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3. In the first quarter of 1996, the Company acquired the 374-room Toronto Delta Meadowvale hotel for approximately $25 million. In the second quarter of 1996, the Company acquired, for $18 million, a 95% interest in a venture that acquired the 400-room Pittsburgh Hyatt Regency. The property is currently closed and is being converted to the Marriott brand. The property re-opened in July 1996.

     During the first quarter of 1996, the Company acquired a minority interest in a joint venture with Host Marriott that holds a controlling interest in two hotels in Mexico City, Mexico for $20 million. The Company has subsequently sold its interest to Host Marriott for $20 million in the third quarter of 1996.

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

     Combined summarized operating results of the Guarantor Subsidiaries are as follows:

                                                                 Twelve Weeks Ended     Twenty-four Weeks Ended
                                                                 June 14,     June 16,   June 14,     June 16,
                                                                   1996         1995       1996         1995
                                                                   ----         ----       ----         ----
                                                                                (in thousands)
      Revenues.............................................    $  3,881    $   2,510   $  6,807    $   4,390
      Operating profit before corporate expenses
        and interest.......................................       1,694        2,436      3,589        3,062
      Net income...........................................       1,138        2,694      1,543        3,070


      Combined summarized balance sheet information of the Guarantor Subsidiaries is as follows:

                                                                                    June 14,    December 29,
                                                                                      1996           1995
                                                                                      ----           ----
                                                                                         (in thousands)
      Property and equipment, net...............................................$    87,366    $    63,044
      Other assets..............................................................      9,290          5,333
                                                                                    -------        -------
        Total assets............................................................$    96,656    $    68,377
                                                                                ===========    ===========

      Debt......................................................................$    49,175    $    40,679
      Other liabilities.........................................................      1,058             --
                                                                                    -------        -------
        Total liabilities.......................................................     50,233         40,679
      Equity....................................................................     46,423         27,698
                                                                                    -------        -------
        Total liabilities and equity............................................$    96,656    $    68,377
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

                HMC ACQUISITION PROPERTIES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



RESULTS OF OPERATIONS

REVENUES. Revenues represent house profit from the Company's hotel properties. The Company's second quarter 1996 revenues of $22 million represented a $6.8 million, or 45%, increase from the second quarter of 1995. Year-to-date revenues increased $11.5 million, or 35% to $44.5 million. The Company's revenues were impacted by improved lodging results and the addition of three full-service hotel properties during 1995 and one full-service hotel property in 1996. (The Company acquired a controlling interest in the Pittsburgh Hyatt Regency in April 1996, however, the hotel was closed for renovation and conversion to the Marriott brand until July 1996 and as such had no effect on operations.)

The Company's hotels reported strong growth in revenue per available room ("REVPAR") for comparable hotels. REVPAR is a commonly used indicator of market performance for hotels which represents the combination of the average daily room rate charged and the average daily occupancy achieved. REVPAR does not include food and beverage or other ancillary revenues generated by the property.

Improved results were driven by strong increases in REVPAR of 12% for comparable units for both the quarter and year-to-date. On a comparable basis, average room rates increased 7% for the 1996 second quarter and year-to-date, while average occupancy increased three percentage points for both the quarter and year-to-date reflecting the impact of the properties converted to the Marriott brand during 1995. Management believes REVPAR will continue to grow in the near future through steady increases in average room rates, combined with minor changes in occupancy rates. However, there can be no assurance that REVPAR will continue to grow in the future. The REVPAR growth contributed to a 10% increase in comparable hotel revenues for the quarter and a 13% increase year-to-date.

OPERATING COSTS AND EXPENSES. Operating costs and expenses consist of depreciation, amortization, management fees, real and personal property taxes, ground and equipment rent, insurance and certain other costs. The Company's operating costs and expenses for the second quarter of 1996 increased $2.6 million to $10.8 million and year-to-date operating costs and expenses increased $5.3 million to $20.6 million. As a percentage of revenues, operating costs and expenses represented 49% of revenues and 54% of revenues in the second quarter of 1996 and 1995, respectively, reflecting the significant increase in REVPAR, partially offset by the an overall increase in depreciation expense, incentive management fees and the impact of the renovation of the Denver Marriott Tech Center. Operating costs and expenses represented 46% and 47% of revenues for the year-to-date 1996 and 1995, respectively.

OPERATING PROFIT. As a result of the changes in revenues and operating costs and expenses discussed above, the Company's operating profit increased $4.3 million to $11.2 million, or 51% of revenues, in the second quarter of 1996 from $6.9 million, or 46% of revenues, in the second quarter of 1995. Year- to-date operating profit rose $6.2 million to $23.8 million, or 54% of revenues, in 1996 from $17.6 million, or 53% of revenues, in 1995. Several hotels, including the San Francisco Airport Marriott, the Denver Marriott Tech Center, the Westfields Conference Resort, the Vail Marriott Mountain Resort, which was renovated in early 1995, and the Dallas Quorum Marriott posted significant improvements in operating profit. The Fort Lauderdale Marina Marriott reported an overall decrease in operating profit due to the Super Bowl being held in Florida in 1995 and the Portland Marriott reported an overall decrease in operating profit due to room renovations during 1996.

                HMC ACQUISITION PROPERTIES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


CORPORATE EXPENSES. Corporate expenses increased $.3 million to $.9 million in the second quarter of 1996 and $.7 million to $2 million year-to-date primarily due to higher average assets for the Company during 1996, which resulted in an increase in the allocation of corporate expenses to the Company by Host Marriott. As a percentage of revenues, corporate expenses remained unchanged at 4% of revenues in the second quarter of 1996 and 5% of revenues for year-to-date 1996, compared to 4% for 1995.

INTEREST EXPENSE. Interest expense increased $4.1 million to $7.5 million in the 1996 second quarter and $8.1 million to $15.1 million year-to-date primarily due to the increase in the level of debt and the interest rate as a result of the December 1995 debt offering.

INTEREST INCOME. Interest income increased $.3 million to $.5 million for the 1996 second quarter and $1.3 million to $1.6 million year-to-date, primarily due to the impact of proceeds from the December 1995 debt offering that have been and will continue to be invested in the acquisition of full-service properties.

NET INCOME. The Company's net income for the second quarter of 1996 increased $.4 million to $2.1 million, or 10% of revenues. Year-to-date net income decreased $.6 million to $5.1 million, or 11% of revenues, principally due to the change in interest expense discussed above, partially offset by improved lodging results.


LIQUIDITY AND CAPITAL RESOURCES

The Company reported a decrease in cash and cash equivalents of $83 million in the first half of 1996. This decrease is primarily due to the use of funds to fund capital expenditures and acquire two full-service properties and a minority equity interest in a joint venture controlling two hotels in Mexico City. Cash flow provided by operations increased $2.4 million to approximately $18 million for 1996 primarily due to improved hotel operating results.

Cash used in investing activities increased $60 million to $84 million for the first half of 1996, reflecting capital expenditures of $23 million for the renovation of certain properties and renewals and replacements on other properties, expenditures of $61 million for the acquisition of two full-service hotels and a minority equity interest in a joint venture controlling two hotels in Mexico City, Mexico. The Company sold its interest in the joint venture to Host Marriott during the third quarter of 1996 for $20 million.

In the first quarter of 1996, the Company acquired the 374-room Toronto Delta Meadowvale Hotel for $25 million. In the second quarter of 1996, the Company acquired, for $18 million, a 95% interest in the venture that acquired the 400-room Pittsburgh Hyatt Regency. The property was closed and converted to the Marriott brand, prior to reopening in July 1996.


EBITDA

The Company's consolidated earnings before interest expense, taxes, depreciation, amortization and other non-cash items ("EBITDA"), increased $7.1 million, or 77%, to $16.3 million in the 1996 second quarter and $11.3 million, or 51%, to $33.4 million year-to-date. The increase in EBITDA is due to the increase in comparable hotel EBITDA of 19% for the 1996 second quarter and 17% year-to-date, and the addition of three full-service hotels in 1995 and one full-service hotel in 1996. The Company believes that EBITDA is a meaningful measure of the Company's operating performance due to the significance of the

Company's long-lived assets (and the related depreciation thereon) and because EBITDA can be used to measure the Company's ability to meet debt service requirements and is used in the senior note indenture as part of the tests determining the Company's ability to incur debt and to make certain restricted payments. EBITDA information should not be considered as an alternative to net income, operating profit, cash from operations, or any other operating or liquidity performance measure prescribed by generally accepted accounting principles.

The following is a reconciliation of EBITDA to net income:

                                                             Twelve Weeks Ended       Twenty-four Weeks Ended
                                                             June 14,    June 16,      June 14,      June 16,
                                                              1996        1995          1996          1995
                                                              ----        ----          ----          ----
                                                                            (in thousands)

EBITDA    ..............................................$   16,286  $    9,192    $   33,380   $    22,068
Interest expense........................................    (7,535)     (3,484)      (15,066)       (6,973)
Depreciation and amortization...........................    (4,447)     (3,614)       (8,652)       (6,369)
Income taxes............................................    (1,113)     (1,323)       (3,264)       (3,919)
Other non-cash charges, net.............................    (1,054)        929        (1,337)          833
                                                           -------     -------      --------       -------
Net income..............................................$    2,137  $    1,700    $    5,061   $     5,640
                                                        ==========  ==========    ==========   ===========

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

The Company is from time to time the subject of, or involved in, judicial proceedings. Management believes that any liability or loss resulting from such matters will not have a material adverse effect on the financial position or results of operations of the Company.


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


                                         HMC ACQUISITION PROPERTIES, INC.



  July 26, 1996                          /s/  DONALD D. OLINGER
  -------------                          ----------------------
  Date                                   Donald D. Olinger
                                         Vice President and Corporate Controller