Form 10-Q
period 1996-09-06
HMC ACQUISITION PROPERTIES INC /DE
filed 1996-10-17
CIK 1007076

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




For the Quarter Ended September 6, 1996     Commission File No. 333-00768


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes X No

                HMC ACQUISITION PROPERTIES INC. AND SUBSIDIARIES

                                      INDEX


                                                                         Page
                                                                          No.


PART I.           FINANCIAL INFORMATION (Unaudited):

                  Condensed Consolidated Balance Sheets -                   3
                    September 6, 1996 and December 29, 1995

                  Condensed Consolidated Statements of Operations -         4
                    Twelve Weeks and Thirty-six Weeks Ended
                    September 6, 1996 and September 8, 1995

                  Condensed Consolidated Statements of Cash Flows -         6
                    Thirty-six Weeks Ended September 6, 1996 and
                    September 8, 1995

                  Notes to Condensed Consolidated Financial Statements      7

                  Management's Discussion and Analysis of Results of        9
                    Operations and Financial Condition

PART II.          OTHER INFORMATION AND SIGNATURE                          12





















                HMC ACQUISITION PROPERTIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)



                                                                                September 6,      December 29,
                                                                                   1996               1995
                                                                                ------------      ------------
                               ASSETS                                           (unaudited)

Property and equipment, net.................................................... $     518,673     $     455,602
Due from hotel managers........................................................        10,440             8,994
Other assets...................................................................        14,608            16,592
Cash and cash equivalents......................................................        47,518           107,119
                                                                                -------------     -------------
                                                                                $     591,239     $     588,307
                                                                                =============     =============



                      LIABILITIES AND SHAREHOLDER'S EQUITY

Debt  ........................................................................  $     350,000     $     350,000
Deferred income taxes..........................................................        14,861             9,718
Other liabilities..............................................................        10,303             4,839
                                                                                -------------      ------------
      Total liabilities........................................................       375,164           364,557
                                                                                -------------      ------------



Shareholder's equity
    Common stock, 100 shares issued and outstanding, no par value..............            --                --
    Additional paid-in capital.................................................       214,374           214,374
    Retained earnings..........................................................         1,701             9,376
                                                                                -------------      ------------
      Total shareholder's equity ..............................................       216,075           223,750
                                                                                -------------     -------------
                                                                                $     591,239     $     588,307
                                                                                =============     =============



















            See Notes to Condensed Consolidated Financial Statements.

                HMC ACQUISITION PROPERTIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           Twelve Weeks Ended September 6, 1996 and September 8, 1995
                            (unaudited, in thousands)


                                                                                   1996           1995
                                                                                ---------      ---------
REVENUES................................................................        $  23,453      $  14,526
                                                                                ---------      ---------
OPERATING COSTS AND EXPENSES
  Depreciation and amortization.........................................            5,146          3,167
  Base and incentive management fees (including Marriott International management fees of $1,813 and $1,620 in 1996 and 1995,
    respectively).......................................................            2,329          2,047
  Property taxes........................................................            1,891          1,405
  Ground rent, insurance and other......................................            1,893            360
                                                                                ---------      ---------
    Total operating costs and expenses..................................           11,259          6,979
                                                                                ---------      ---------
OPERATING PROFIT BEFORE
  CORPORATE EXPENSES AND INTEREST.......................................           12,194          7,547
Corporate expenses......................................................           (1,017)          (676)
Interest expense........................................................           (7,534)        (3,523)
Interest income.........................................................              500            181
                                                                                ---------      ---------
INCOME BEFORE INCOME TAXES..............................................            4,143          3,529
Provision for income taxes..............................................           (1,879)        (1,447)
                                                                                ---------      ---------
NET INCOME..............................................................        $   2,264      $   2,082
                                                                                =========      =========


























            See Notes to Condensed Consolidated Financial Statements.

                HMC ACQUISITION PROPERTIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         Thirty-six Weeks Ended September 6, 1996 and September 8, 1995
                            (unaudited, in thousands)


                                                                                   1996           1995
                                                                                ---------      ---------
REVENUES..................................................................      $  67,905      $  47,517
                                                                                ---------      ---------
OPERATING COSTS AND EXPENSES
  Depreciation and amortization...........................................         13,798          9,536
  Base and incentive management fees (including Marriott International management fees of $8,206 and $6,055 in 1996 and 1995,
    respectively).........................................................          9,255          6,812
  Property taxes..........................................................          5,536          4,198
  Ground rent, insurance and other........................................          3,304          1,817
                                                                                ---------      ---------
    Total operating costs and expenses....................................         31,893         22,363
                                                                                ---------      ---------
OPERATING PROFIT BEFORE
  CORPORATE EXPENSES AND INTEREST.........................................         36,012         25,154
Corporate expenses........................................................         (3,039)        (2,027)
Interest expense..........................................................        (22,600)       (10,496)
Interest income...........................................................          2,095            457
                                                                                ---------      ---------
INCOME BEFORE INCOME TAXES................................................         12,468         13,088
Provision for income taxes................................................         (5,143)        (5,366)
                                                                                ---------      ---------
NET INCOME................................................................      $   7,325      $   7,722
                                                                                =========      =========


























            See Notes to Condensed Consolidated Financial Statements.

                HMC ACQUISITION PROPERTIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         Thirty-six Weeks Ended September 6, 1996 and September 8, 1995
                            (unaudited, in thousands)

                                                                                   1996             1995
                                                                                ----------       ---------
OPERATING ACTIVITIES
Net income..........................................................            $    7,325       $   7,722
Adjustments to reconcile to cash provided by operations:
   Depreciation and amortization....................................                13,798           9,965
   Income taxes.....................................................                 5,143           5,287
   Changes in operating accounts....................................                  (191)          2,666
   Other............................................................                   532              --
                                                                                ----------       ---------
   Cash provided by operations......................................                26,607          25,640
                                                                                ----------       ---------

INVESTING ACTIVITIES
   Acquisitions.....................................................               (61,405)        (58,864)
   Dispositions.....................................................                20,000              --
   Capital expenditures.............................................               (27,724)        (15,588)
   Other............................................................                  (779)           (396)
                                                                                ----------       ---------
   Cash used in investing activities................................               (69,908)        (74,848)
                                                                                ----------       ---------

FINANCING ACTIVITIES
   Dividend to Host Marriott Corporation............................               (15,000)             --
   Proceeds from borrowings, net....................................                    --          58,598
   Repayments of debt...............................................                    --         (16,000)
   Other............................................................                (1,300)             --
                                                                                ----------       ---------
   Cash provided by (used in) financing activities..................               (16,300)         42,598
                                                                                ----------       ---------

DECREASE IN CASH AND CASH EQUIVALENTS...............................            $  (59,601)      $  (6,610)
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

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 6, 1996 and December 29, 1995, the results of operations for the twelve and thirty-six weeks ended September 6, 1996 and September 8, 1995 and the cash flows for the thirty-six weeks ended September 6, 1996 and September 8, 1995. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

2. Revenues represent house profit from the Company's hotel properties. House profit reflects the net revenues flowing to the Company as property owner and represents hotel operating results less property-level expenses excluding depreciation and amortization, property taxes, ground rent, insurance, management fees and certain other costs which are classified as operating costs and expenses.

     House profit generated by the Company's hotels for 1996 and 1995 consists of:

                                                           Twelve Weeks Ended        Thirty-six Weeks Ended
                                                          September 6, September 8,  September 6,  September 8,
                                                             1996         1995           1996           1995
                                                          ------------ ------------  ------------  ------------
                                                                            (in thousands)
              Sales
                Rooms..............................       $  44,645    $  30,369     $ 127,371     $  92,501
                Food & Beverage....................          19,229       14,274        58,848        46,149
                Other..............................           4,277        3,076        12,028         8,818
                                                          ---------    ---------     ---------     ---------
                   Total Hotel Sales...............          68,151       47,719       198,247       147,468
                                                          ---------    ---------     ---------     ---------

              Department Costs
                Rooms..............................          10,974        7,766        30,977        22,660
                Food & Beverage....................          15,468       11,675        45,818        36,265
                Other..............................           2,339        1,722         6,648         5,147
                                                          ---------    ---------     ---------     ---------
                   Total Department Costs..........          28,781       21,163        83,443        64,072
                                                          ---------    ---------     ---------     ---------

              Department Profit....................          39,370       26,556       114,804        83,396
              Other Deductions.....................          15,917       12,030        46,899        35,879
                                                          ---------    ---------     ---------     ---------
                   House Profit....................       $  23,453    $  14,526     $  67,905     $  47,517
                                                          =========    =========     =========     =========

                HMC ACQUISITION PROPERTIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3. In the first quarter of 1996, the Company acquired the 374-room Toronto Delta Meadowvale hotel for approximately $25 million. In the second quarter of 1996, the Company acquired, for approximately $17 million, a 95% interest in a venture that acquired the 400-room Pittsburgh Hyatt Regency. The property was renovated, converted to the Marriott brand, and re-opened in July 1996.

     During the first quarter of 1996, the Company acquired for $20 million a minority interest in a joint venture with Host Marriott that holds a controlling interest in two hotels in Mexico City, Mexico. The Company subsequently sold its interest to Host Marriott for $20 million in the third quarter of 1996.

4. During the second quarter of 1996, a $15 million dividend was paid to Host Marriott, as permitted under the senior notes indenture.

5. All direct and indirect subsidiaries of the Company guarantee the senior notes. The separate financial statements of each guaranteeing subsidiary (each, a "Guarantor Subsidiary") are not presented because the Company's management has concluded that such financial statements are not material to investors. The guarantee of each Guarantor Subsidiary is full and unconditional and joint and several and each Guarantor Subsidiary is a wholly-owned subsidiary of the Company. Operating results presented for the period ended September 8, 1995 are for comparative purposes only as the senior notes were issued in December 1995.

     Combined summarized operating results of the Guarantor Subsidiaries are as follows:

                                                                Twelve Weeks Ended        Thirty-six Weeks Ended
                                                              September 6, September 8,  September 6, September 8,
                                                                  1996       1995           1996         1995
                                                              -------------------------  -------------------------
                                                                                (in thousands)
      Revenues.............................................    $  4,507    $   2,620     $  11,314    $   7,010
      Operating profit before corporate expenses
        and interest.......................................       3,489        1,873         7,078        4,935
      Net income...........................................       1,041          148         2,584        3,218

     Combined summarized balance sheet information of the Guarantor Subsidiaries is as follows:

                                                                                September 6, December 29,
                                                                                   1996           1995
                                                                                ------------ ------------
                                                                                      (in thousands)
      Property and equipment, net.......................................        $    87,506  $    63,044
      Other assets......................................................             13,074        5,333
                                                                                -----------  -----------
        Total assets....................................................        $   100,580  $    68,377
                                                                                ===========  ===========

      Debt..............................................................        $    43,879  $    40,679
      Other liabilities.................................................              4,542           --
                                                                                -----------  -----------
       Total liabilities...............................................              48,421       40,679
      Equity............................................................             52,159       27,698
                                                                                -----------  -----------
        Total liabilities and equity....................................        $   100,580  $    68,377
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

                HMC ACQUISITION PROPERTIES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



RESULTS OF OPERATIONS

REVENUES. Revenues represent house profit from the Company's hotel properties. The Company's third quarter 1996 revenues of $23.5 million represented a $8.9 million, or 61%, increase from the third quarter of 1995. Year-to-date revenues increased $20.4 million, or 43%, to $67.9 million. The Company's revenues were impacted by improved lodging results and the addition of three full-service hotel properties during 1995 and two full-service hotel properties in 1996.

The Company's hotels reported strong growth in revenue per available room ("REVPAR") for comparable hotels. REVPAR is a commonly used indicator of market performance for hotels which represents the combination of the average daily room rate charged and the average daily occupancy achieved. REVPAR does not include food and beverage or other ancillary revenues generated by the property.

Improved results were driven by strong increases in REVPAR of 17% and 13% for comparable units for the quarter and year-to-date, respectively. On a comparable basis, average room rates increased 11% and 9% for the 1996 third quarter and year-to-date, while average occupancy increased three percentage points for both the quarter and year-to-date reflecting the impact of the five properties converted to the Marriott brand. Management believes REVPAR will continue to grow in the near future through steady increases in average room rates, combined with less significant increases in occupancy rates. However, there can be no assurance that REVPAR will continue to grow in the future. The comparable REVPAR growth contributed to a 28% increase in comparable hotel revenues for the quarter and a 19% increase year-to-date.

OPERATING COSTS AND EXPENSES. Operating costs and expenses consist of depreciation and amortization, management fees, property taxes, ground rent, insurance and certain other costs. The Company's operating costs and expenses for the third quarter of 1996 increased $4.3 million to $11.3 million and year-to-date operating costs and expenses increased $9.5 million to $31.9 million. As a percentage of revenues, operating costs and expenses represented 48% of revenues for both the third quarter of 1996 and 1995, respectively. Operating costs and expenses represented 47% of revenues for both year-to-date 1996 and 1995, respectively.

OPERATING PROFIT. As a result of the changes in revenues and operating costs and expenses discussed above, the Company's operating profit increased $4.6 million to $12.2 million, or 52% of revenues, in the third quarter of 1996 from $7.5 million, or 52% of revenues, in the third quarter of 1995. Year-to- date operating profit rose $10.9 million to $36 million, or 53% of revenues, in 1996 from $25.2 million, or 53% of revenues, in 1995. Several hotels, including the San Francisco Airport Marriott, the Westfields Conference Resort and the Dallas Quorum Marriott, posted significant improvements in operating profit. Three properties which were renovated and converted to the Marriott brand in 1995, the Denver Marriott Tech Center, Vail Marriott Mountain Resort and the Williamsburg Marriott, have also shown significant improvement over prior year results. These gains have been partially offset by the performance of the South Bend Marriott which experienced lower operating profit due to increased competition.

CORPORATE EXPENSES. Corporate expenses increased $0.3 million to $1 million in the third quarter of 1996 and increased $1 million to $3 million year-to-date primarily due to higher average assets for the Company during 1996, which resulted in an increase in the allocation of corporate expenses to the

                HMC ACQUISITION PROPERTIES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Company by Host Marriott. As a percentage of revenues, corporate expenses were 4% of revenues for the 1996 third quarter and year-to-date, respectively, compared to 5% of revenues for the 1995 third quarter and 4% year-to-date.

INTEREST EXPENSE. Interest expense increased $4 million to $7.5 million in the 1996 third quarter and $12.1 million to $22.6 million year-to-date primarily due to the increase in the overall level of debt, as well as a higher average interest rate, as a result of the December 1995 debt offering.

INTEREST INCOME. Interest income increased $0.3 million to $0.5 million for the 1996 third quarter and increased $1.6 million to $2.1 million year-to-date, primarily due to the impact of available proceeds from the December 1995 debt offering.

NET INCOME. The Company's net income for the third quarter of 1996 increased $0.2 million to $2.3 million, or 10% of revenues. Year-to-date net income decreased $0.4 million to $7.3 million, or 11% of revenues, principally due to the change in interest expense discussed above, partially offset by improved lodging results.


LIQUIDITY AND CAPITAL RESOURCES

The Company reported a decrease in cash and cash equivalents of $60 million in the thirty-six weeks ended September 6, 1996. This decrease is primarily due to the use of funds to fund capital expenditures and acquire two full-service properties. Cash flow provided by operations increased $1 million to $27 million for 1996 primarily due to improved hotel operating results.

Cash used in investing activities increased $46 million to $70 million in the thirty-six weeks ended September 6, 1996, reflecting capital expenditures of $28 million for the renovation of certain properties and renewals and replacements on other properties, in addition to expenditures of approximately $62 million for the acquisition of two full-service hotels and a minority equity interest in a joint venture controlling two hotels in Mexico City, Mexico. The Company subsequently sold its interest in the joint venture to Host Marriott during the third quarter of 1996 for $20 million.

Cash used in financing activities was $16 million for the thirty-six weeks ended September 6, 1996 principally due to a $15 million dividend to Host Marriott.


In the first quarter of 1996, the Company acquired the 374-room Toronto Delta Meadowvale Hotel for $25 million. In the second quarter of 1996, the Company acquired, for approximately $17 million, a 95% interest in the venture that acquired the 400-room Pittsburgh Hyatt Regency. The property was renovated, converted to the Marriott brand and re-opened in July 1996.


EBITDA

The Company's consolidated Earnings Before Interest Expense, Taxes, Depreciation, Amortization and other non-cash items ("EBITDA"), increased $6.5 million, or 60%, to $17.1 million in the 1996 third quarter and $17.8 million, or 54%, to $50.5 million year-to-date. The increase in EBITDA is due to the increase in comparable hotel EBITDA of 34% for the 1996 third quarter and 23% year-to-date, and the addition of three full-service hotels in 1995 and two full-service hotels in 1996. The Company believes that EBITDA is a meaningful measure of the Company's operating performance due to the significance of the Company's long-lived assets (and the related depreciation thereon) and because EBITDA can be used to measure the Company's ability to meet debt service requirements and is used in the senior note indenture as part of the tests determining the Company's ability to incur debt and to make certain restricted payments. EBITDA information should not be considered as an alternative to net income, operating profit, cash from operations, or any other operating or liquidity performance measure prescribed by generally accepted accounting principles.

The following is a reconciliation of EBITDA to net income:

                                                      Twelve Weeks Ended         Thirty-six Weeks Ended
                                                    September 6, September 8,   September 6,  September 8,
                                                       1996         1995           1996           1995
                                                    ------------ ------------   ------------  ------------
                                                                       (in thousands)

EBITDA    ......................................    $  17,148    $    10,696    $   50,528    $   32,764
Interest expense................................       (7,534)        (3,523)      (22,600)      (10,496)
Depreciation and amortization...................       (5,146)        (3,167)      (13,798)       (9,536)
Income taxes....................................       (1,879)        (1,447)       (5,143)       (5,366)
Other non-cash charges, net.....................         (325)          (477)       (1,662)          356
                                                    ---------    -----------    ----------    ----------
Net income......................................    $   2,264    $     2,082    $    7,325    $    7,722
                                                    =========    ===========    ==========    ==========

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


                                   HMC ACQUISITION PROPERTIES, INC.

October 17, 1996                  /s/  DONALD D. OLINGER
----------------                  -----------------------------------
   Date                           Donald D. Olinger
                                  Vice President and Corporate Controller