Form 10-K
period 1997-01-03
HMC ACQUISITION PROPERTIES INC /DE
filed 1997-03-27
CIK 1007076

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 3, 1997         Commission File No. 33-95058

                        HMC ACQUISITION PROPERTIES, INC.


          Delaware                                      52-1888825
   (State of Incorporation)               (I.R.S.Employer Identification Number)

                               10400 Fernwood Road
                            Bethesda, Maryland 20817
                                 (301) 380-9000

           Securities registered pursuant to Section 12(g) of the Act

                                 Title of Class
                        $350,000,000 (principal amount at
                             maturity) Senior Notes


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No


                       Document Incorporated by Reference

Host Marriott Corporation Notice of 1997 Annual Meeting and Proxy Statement

FORWARD LOOKING STATEMENTS

Certain matters discussed herein are forward-looking statements within the meaning of the Private Litigation Reform Act of 1995 and as such may involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. These risks are detailed from time to time in the Company's filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

ITEMS 1 AND 2.BUSINESS AND PROPERTIES

General

HMC Acquisition Properties, Inc. (the "Company"), an indirect, wholly owned subsidiary of Host Marriott Corporation ("Host Marriott"), was formed in 1994 to take advantage of acquisition opportunities in the full-service hotel segment of the lodging industry. The Company currently owns 17 full-service properties, aggregating 6,850 rooms, located in diverse geographic locations throughout the United States and Canada. Fifteen of these properties are operated under the Marriott brand name, 12 of which are managed by Marriott International, Inc. ("Marriott International"). The Marriott brand name is among the most respected and widely recognized in the lodging industry. Based on data provided by Smith Travel Research, the Company believes that its hotels consistently outperform the industry average occupancy rate by a significant margin and averaged 74.2% occupancy for 1996 compared to 71.1% average occupancy for competing hotels in the upscale full-service segment of the lodging industry (the segment which is most representative of the Company's full-service hotels). Six of the Company's properties have been converted to the Marriott brand name following acquisition by the Company or an affiliate. The conversion of such properties is intended to increase occupancy and room rates as a result of Marriott International's nationwide marketing and reservation systems, as well as customer recognition and preference for the Marriott brand name.

The Company was originally capitalized by Host Marriott through the contribution of four unleveraged hotel properties, with a book value of $162 million, purchased in 1994 by affiliates and with an additional contribution of $48 million in cash. These contributions were made primarily from a portion of the proceeds of a $230 million public equity offering by Host Marriott consummated in January 1994. Since its formation, the Company has utilized the $48 million in cash contributed by Host Marriott as well as borrowings under the Company's former Revolving Credit and Term Loan Agreement dated November 1994 (the "Credit Facility") and a portion of the proceeds of the Company's offering of $350 million of senior notes (the "Senior Notes") in December 1995 (the "Offering") to acquire an additional 14 full-service hotels (one of which was sold in December 1995).

The lodging industry as a whole, and the upscale full-service hotel segment in particular, is benefiting from an improved supply and demand relationship in the United States. Based on data provided by Smith Travel Research, the Company believes that the demand for upscale full-service rooms, measured as annual domestic occupied room nights for its competitive set, increased 3.8% in 1994, 1.5% in 1995 and 2.3% in 1996. Management believes that demand increases have resulted primarily from an improved economic environment and a corresponding increase in business travel. In spite of increased demand for rooms, the room supply growth rate in the full-service segment has diminished. Management believes that this decrease in the supply growth rate is attributable to many factors including the limited availability of attractive building sites for full-service hotels, lack of available financing for new full-service hotel construction and the availability of existing full-service properties for sale at a discount to their replacement value. The relatively high occupancy rates of the Company's hotels, along with increased demand for full-service hotel rooms have allowed the managers of the Company's hotels to increase average daily room rates primarily by replacing certain discounted group business with higher rated group and transient business and selectively raising room rates. As a result, on a comparable basis, room revenues per available room, excluding food and beverage and other ancillary revenue ("REVPAR") for full-service properties increased approximately 12% for 1996. Furthermore, because lodging property operations have a high fixed cost component, increases in REVPAR generally yield greater percentage increases in EBITDA (as defined herein). Accordingly, the approximately 12% increase in REVPAR resulted in an approximately 24% increase in comparable full-service EBITDA for 1996. The Company expects this supply/demand imbalance, particularly in the upscale full-service sector, to continue, which should result in improved REVPAR and EBITDA at its hotel properties in the near term, however, there can be no assurance that REVPAR and EBITDA will continue to improve.

Business Strategy

The Company's business strategy is to continue to focus on maximizing the profitability of its existing full-service hotels. The Company believes that the upscale full-service segment of the market offers numerous opportunities to acquire assets at attractive multiples of cash flow and at discounts to replacement value, including underperforming hotels which can be improved by conversion to the Marriott brand.

There is very limited new supply of upscale full-service hotel rooms currently under construction. According to Smith Travel Research, from 1988 to 1991, upscale full-service room supply for the Company's competitive set increased an average of approximately 4% annually, which resulted in an oversupply of rooms in the industry. However, this growth slowed to an average of approximately 1.0% from 1992 to 1996. According to Coopers & Lybrand, hotel supply in the upscale full-service segment is expected to grow annually at 1.8% to 1.9% through 1998. Management believes that the lead time from conception to completion of a full-service hotel is generally five years or more in the types of markets the Company is principally pursuing, which will contribute to the continued low growth of supply in the upscale full-service segment through 2000.

The Company intends to continue to grow its full-service hotel portfolio as cash flow becomes available from operations or additional financing as permitted under the senior notes indenture. In carrying out this strategy, the Company evaluates each opportunity on an individual basis and may from time to time elect to acquire controlling interests in a hotel joint venture, as permitted under the Company's bond indenture, rather than pursue the outright acquisition of a property, when it believes its return on investment will be maximized by so doing. The Company may make acquisitions directly or through its subsidiaries depending on a variety of factors, including the existence of debt, the form of investment, the restrictions and requirements of the senior notes indenture and the availability of funds.

The Company believes it is well qualified to pursue its acquisition strategy. Management has extensive experience in acquiring and financing lodging properties and believes its industry knowledge, relationships and access to market information provide a competitive advantage with respect to identifying, evaluating and acquiring hotel assets. In addition, the Company is well positioned to convert acquired properties to the high-quality Marriott brand name due to its relationship with Marriott International.

In 1996, the Company acquired the 374-room Toronto Delta Meadowvale hotel for $25 million. The Company also acquired a controlling interest in a venture that owns the 400-room Pittsburgh City Center Marriott (formerly the Pittsburgh Hyatt Regency) for $18 million, which was closed for three months, renovated, converted to the Marriott brand, and re-opened in July 1996.

The Company has acquired a number of properties from inadvertent owners at significant discounts to replacement costs. Many desirable hotel properties are held by inadvertent owners such as banks, insurance companies and other financial institutions which are motivated and willing sellers. While in the Company's experience to date, these sellers have been primarily United States financial organizations, the Company believes that numerous international financial institutions are also inadvertent owners of lodging properties and have only recently begun to dispose of such properties. The Company expects that there will be increased opportunities to acquire lodging properties from international financial institutions.

The Company believes that there are numerous opportunities to improve the performance of acquired hotels by replacing the existing hotel manager with Marriott International and converting the hotel to the Marriott brand. Six of the Company's 17 full- service hotel acquisitions were converted to the Marriott brand following their acquisition. Based on industry data, the Company believes that Marriott-flagged properties have consistently outperformed the industry. Demonstrating the strength of the Marriott brand name, the average occupancy rate during 1996 for the Company's 14 properties that have been operated under the Marriott brand name for at least two years was 74.8%, compared to an average occupancy rate of 71.1% for competing upscale full-service hotels. Accordingly, management anticipates that any additional full- service properties acquired by the Company in the future and converted from other brands to the Marriott brand, should achieve higher occupancy rates and average room rates than has previously been the case for those properties as the properties begin to benefit from Marriott's brand recognition, reservation system and group sales organization.

Hotel Lodging Industry

The lodging industry as a whole, and the upscale full-service segment in particular, is benefiting from a cyclical recovery as well as a shift in the supply/demand relationship with supply relatively flat and demand strengthening. The lodging industry posted strong gains in revenues and profits in 1996, as demand growth continued to outpace additions to supply. Based on Coopers & Lybrand data, the Company expects full-service hotel room supply growth to remain limited through 1998 and for the foreseeable future thereafter. Accordingly, the Company believes this supply/demand imbalance will result in improving occupancy and room rates which should result in improved REVPAR and operating profit.

Following a period of significant overbuilding in the mid-to- late 1980s, the lodging industry experienced a severe downturn. Since 1991, new hotel construction, excluding casino-related construction, has been modest, largely offset by the number of rooms taken out of service each year. Due to an increase in travel and an improving economy, hotel occupancy has grown steadily over the past several years and room rates have improved. According to Coopers & Lybrand, room demand for upscale full-service properties is expected to grow approximately 2.4% annually through 1998. Increased room demand should result in increased hotel occupancy and room rates. According to Smith Travel Research, upscale full- service occupancy for the Company's competitive set grew in 1996 to 72.4%, while room rate growth exceeded inflation for the fifth straight year. The Company believes that these recent trends will continue, with overall occupancy increasing slightly, and room rates increasing at more than one-and-one-half times the rate of inflation in each of the next two years.

While room demand has been rising, new hotel room supply growth has slowed. Smith Travel Research data shows that from 1988 to 1991, upscale full-service room supply increased an average of approximately 4% annually. According to Smith Travel Research, this growth slowed to an approximate 1.0% average annual growth rate from 1992 through 1996. Through 1998, upscale full-service room supply growth is expected to increase to approximately 1.8% annually, according to Coopers & Lybrand. The increase in room demand and slowdown in growth of new hotel supply has also led to increased room rates. According to Coopers & Lybrand, room rates for such hotels are expected to grow approximately 4% to 5% annually through 1998.

As a result of the overbuilding in the mid-to-late 1980s, many full-service hotels built have not performed as originally planned. Cash flow has often not covered debt service requirements, causing lenders (e.g., banks, insurance companies, and savings and loans) to foreclose and become "inadvertent owners" who are motivated to sell these assets. In the Company's experience to date, these sellers have been primarily United States financial organizations. The Company believes that numerous international financial institutions are also inadvertent owners of lodging properties and expects that there will be increased opportunities to acquire lodging properties from international financial institutions. While the interest of inadvertent owners to sell has created attractive acquisition opportunities with strong current yields, the lack of room supply growth and increasing room demand should contribute to higher long-term returns on invested capital. Given the relatively long lead time to develop urban, convention and resort hotels, as well as the lack of project financing, management believes the growth in room supply in this segment will be limited for an extended period of time.

Hotel Lodging Properties

The Company's hotel lodging properties as of February 28, 1997 consists of 17 upscale full-service hotels with a total of 6,850 rooms. Fifteen of the Company's 17 properties are operated under the Marriott name. The two remaining properties representing 596 rooms, or approximately 9% of the Company's total rooms, achieved favorable operating results relative to competing hotels in their respective market segments and have not been converted to the Marriott brand due to either their size and/or contractual prohibitions. The Company's full-service hotels generally contain from 300 to 600 rooms. Hotel facilities typically include meeting and banquet facilities, a variety of restaurants and lounges, swimming pools, gift shops, and parking facilities. The Company's full-service hotels primarily service business and pleasure travelers and group meetings at locations in downtown and suburban areas, near airports and at resort locations throughout the United States and Canada. The average age of the Company's properties is 14 years, several of which have had substantial renovations or major additions.

To maintain the overall quality of the Company's lodging properties, each property undergoes refurbishments and capital improvements on a regularly scheduled basis. Typically, refurbishing has been provided at intervals of five years, based on an annual review of the condition of each property. In fiscal years 1996, 1995 and 1994, the Company spent $15 million, $9 million and $2 million, respectively, on capital improvements to existing properties. As a result of these expenditures, the Company has been able to maintain high quality rooms at its properties.

The table below sets forth comparable performance information for the Company's comparable full-service hotels:

                                                      Fiscal Year

                                                    1996       1995
                                                    ----       ----
 Number of properties(1) . . . . . . . . . .           13          13
 Number of rooms . . . . . . . . . . . . . .        5,184       5,184
 Average daily rate. . . . . . . . . . . . .      $107.87      $98.90
 Occupancy % . . . . . . . . . . . . . . . .         74.1%       72.0%
 REVPAR. . . . . . . . . . . . . . . . . . .       $79.92      $71.20
 REVPAR % change . . . . . . . . . . . . . .         12.3%         --


The table below sets forth performance information for the Company's properties:

                                                     Fiscal Year

                                                   1996       1995
                                                   ----       ----
 Number of properties (2). . . . . . . . . .          17           15
 Number of rooms . . . . . . . . . . . . . .       6,850        6,076
 Average daily rate. . . . . . . . . . . . .     $106.37       $99.08
 Occupancy % . . . . . . . . . . . . . . . .        74.2%        72.2%
 REVPAR. . . . . . . . . . . . . . . . . . .      $78.88       $71.50
 REVPAR % change . . . . . . . . . . . . . .        10.3%          --



(1) Includes all properties that were owned by the Company for all of 1995 and 1996.
(2)  Does not include the Springfield Radisson which was sold in December 1995.

Revenues for 1996 for nearly all of the Company's full-service hotels, resorts and suites were improved or comparable to 1995. This improvement was achieved through steady increases in customer demand, as well as yield management techniques applied by the managers to maximize REVPAR on a property-by-property basis. REVPAR for comparable properties increased 12% for 1996, as average room rates increased 9% and average occupancy increased two percentage points. Results were further enhanced by a two percentage point increase in the house profit margin for comparable properties. Due to the relatively high occupancy rates of the Company's hotels, the limited supply of new rooms and the recent increase in business travel, the managers of the Company's hotels have increased average room rates by replacing certain discounted group with higher-rated group and transient business, and by selectively increasing room rates. The Company believes that these favorable REVPAR growth trends should continue due to the limited new construction of full-service properties.

Six of the Company's full-service hotel acquisitions were converted to the Marriott brand upon acquisition. The conversion of these properties to the
Marriott brand is intended to increase occupancy and room rates as a result of Marriott International's nationwide marketing and reservation systems as well as customer recognition of the Marriott brand name. In connection with the conversion of these properties, the Company employed additional capital to upgrade these properties to the Company's and the new managers' standards. The invested capital with respect to these properties is primarily used for the improvement of common areas as well as upgrading soft and hard goods (i.e., carpets, drapes, paint, furniture and additional amenities). The conversion process typically causes periods of disruption to these properties as selected rooms and common areas are temporarily taken out of service. The conversion properties are already showing improvements as the benefits of Marriott International's marketing and reservation programs and customer service initiatives take hold. In addition, these properties have generally been integrated into Marriott's systems covering purchasing and distribution, insurance, telecommunications and payroll processing. The Company actively manages these conversions and, in many cases, has worked closely with the manager to selectively invest in enhancements to the physical product to make the property more attractive to guests or more efficient to operate.

The Company's focus is on maximizing profitability throughout the portfolio by concentrating on key objectives. The Company works with the manager to achieve these key objectives, which include evaluating marginal restaurant operations, exiting low-rate airline room contracts in strengthening markets, reducing property-level overhead by sharing management positions with other jointly managed hotels in the vicinity, and selectively making additional investments where favorable incremental returns are expected.

The Company and its managers will continue to focus on cost control such as the sharing of managerial and administrative functions among hotels in close proximity to each other, in an attempt to ensure that hotel sales increases serve to maximize house and operating profit. While control of fixed costs serves to improve profit margins as hotel sales increase, it also results in more properties reaching financial performance levels that allow the manager to share in growth of profits in the form of incentive management fees. The Company believes that this strengthens the alignment of the Company's and the managers' interests.

1996 Acquisitions

The Company acquired the 374-room Toronto Delta Meadowvale hotel for approximately $25 million in February 1996. In April 1996, the Company acquired the 400-room Pittsburgh City Center Marriott (formerly the Pittsburgh Hyatt Regency). The hotel was acquired by a limited partnership, of which a subsidiary of the Company is the sole general partner, for $18.5 million. The Company owns a 95% interest in this limited partnership and contributed approximately $17.5 million to the limited partnership to fund the acquisition. The property was renovated, converted to Marriott brand, and re- opened in July 1996. In addition to the acquisitions described above, the Company intends to pursue opportunities for expansion through the acquisition of other full-service lodging properties.

Marketing

Fifteen of the Company's 17 hotel properties are operated under the Marriott brand name. Twelve of these Marriott brand hotels are managed by Marriott International and three are managed by Interstate Hotel Corporation ("Interstate") under franchise agreements with Marriott International. Interstate manages another property under a franchise agreement with the Delta brand. The remaining hotel is managed by Durbin Companies, Inc. as a Holiday Inn Sunspree Resort. The Company believes that its lodging properties will continue to enjoy competitive advantages arising from their participation in the Marriott International hotel system. Marriott International's nationwide marketing programs and reservation systems as well as the advantage of increasing customer preference for Marriott brands should also help these properties to maintain or increase their premium over competitors in both occupancy and room rates. Repeat guest business in the Marriott International hotel system is enhanced by the Marriott Honored Guest Awards program as Marriott Honored Guest Awards and its companion program, Marriott Miles, continue to expand their memberships, and now include more than nine million members.

The Marriott reservation system was upgraded significantly in 1994 giving Marriott reservation agents complete descriptions of the rooms available for sale, and more up-to-date rate information from the properties. The reservation system also features improved connectivity to airline reservation systems, providing travel agents with greater access to available rooms inventory for all Marriott lodging properties. In addition, new software at Marriott's centralized reservations centers enables agents to immediately identify the nearest Marriott brand property with available rooms when a caller's first choice is sold out.

Properties

The following table sets forth certain information relating to each of the full-service hotel properties owned by the Company at February 28, 1997. All properties are operated by Marriott International unless otherwise indicated. Also, the land on which the hotel is built is fee owned by the Company unless otherwise indicated.


Location                                     Rooms
--------                                     -----

California
 Napa Valley .............................    191
 San Francisco Airport ...................    684
 San Francisco Fisherman's Wharf (5) .....    255
Colorado
 Denver Tech .............................    625
 Vail Mountain Resort ....................    349
Florida
 Fort Lauderdale Marina ..................    580
 Singer Island (Holiday Inn) (4)..........    222
Georgia
 Atlanta Northwest (1)....................    400
Indiana
 South Bend (3)...........................    300
North Carolina
 Charlotte (1)(5).........................    298
Oregon
 Portland ................................    503
Pennsylvania
 Pittsburgh (3)(5)(6).....................    400
Texas
 Dallas/Fort Worth (1)....................    492
 Dallas Quorum (3)........................    547
Virginia
 Westfields Conference Center ............    335
 Williamsburg.............................    295
Canada
 Toronto Delta Meadowvale(2)(4)...........    374


(1)  Property was acquired by the Company in 1995.
(2)  Property was acquired by the Company in 1996.
(3) The land on which the hotel is built is leased by the Company under a long term lease agreement.
(4) Property is not operated as a Marriott and is not managed by Marriott International.
(5)  Property is currently operated as a Marriott franchised property.
(6) Property purchased by a limited partnership in 1996 in which the Company owns a 95% interest. The remaining 5% is owned by the manager. The property was converted to a Marriott in 1996 subsequent to its acquisition.

Competition

The cyclical nature of the United States lodging industry has been demonstrated over the past two decades. Low hotel profitability during the 1974-75 recession led to a prolonged slump in new construction and, over time, high occupancy rates and real price increases in the late 1970s and early 1980s. Changes in tax and banking laws during the early 1980s helped to precipitate a construction boom that created an oversupply of hotel rooms. The Company expects the United States upscale hotel supply/demand imbalance to continue to improve over the next few years as room demand continues to grow and room supply growth is expected to be minimal, in particular in the full-service segment.

The Company's Marriott hotels compete with several other major lodging brands, including Crowne Plaza, Doubletree, Hyatt, Hilton, Radisson, Red Lion, Sheraton, Westin, and Wyndham. Competition factors in the industry include level of service, quality of accommodations, convenience of locations and room rates.

Employees

The Company has no employees. All of its management services are provided by employees of Host Marriott.

Environmental Matters

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws may impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, certain environmental laws and common law principles could be used to impose liability for release of asbestos-containing materials ("ACMs"), and third parties may seek, recovery from owners or operators of real properties for personal injury associated with exposure to released ACMs. Environmental laws also may impose restrictions on the manner in which property may be used or business may be operated, and these restrictions may require expenditures. In connection with its current or prior ownership or operation of hotels, the Company may be potentially liable for any such costs or liabilities. Although the Company is currently not aware of any material environmental claims pending or threatened against it, no assurance can be given that a material environmental claim will not be asserted against the Company.

ITEM 3.LEGAL PROCEEDINGS

The Company is from time to time the subject of, or involved in, judicial proceedings. Management believes that any liability or loss resulting from such matters will not have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

The Company's stock is not publicly traded.


ITEM 6.   SELECTED FINANCIAL DATA

The following table presents selected historical consolidated financial statement data derived from the Company's consolidated financial statements for fiscal years 1996, 1995 and the period from September 10, 1994 (inception) through December 30, 1994. Because the Company had no operations prior to January 1, 1994 and the acquired properties are not predecessor businesses, no financial statement data for 1992 and 1993 has been presented. The following data should be read in conjunction with the Company's consolidated financial statements and the notes thereto, Management's Discussion and Analysis of
Financial Condition and Results of Operations and the other financial information included elsewhere herein.


                                                                      Fiscal Year
                                                                 1996      1995      1994
                                                                 ----      ----      ----
                                                               (In millions, except ratio data)

Statement of Operations Data:
 Revenues ..................................................    $103      $ 72      $ 15
 Operating profit before corporate expenses and interest ...      55        37         6
 Corporate expenses ........................................       5         4         1
 Interest expense ..........................................      33        16         1
 Interest income ...........................................       3         1         1
 Net income before extraordinary item(1) ...................      12        11         3
 Net income ................................................      12         8         3
Balance Sheet Data:
 Total assets ..............................................    $586      $588      $384
 Total debt ................................................     350       350       168
Other Data:
 EBITDA(2) .................................................   $  77      $ 49      $ 10
 Depreciation and amortization .............................      21        14         4
 Cash provided by operations ...............................      38        37        10
 Cash used in investing activities .........................      90       116       366
 Cash provided by (used in) financing activities ...........     (21)      177       367
 Ratio of earnings to fixed charges(3) .....................     1.6x      2.1x      6.0x
 EBITDA to cash interest expense ...........................     2.4x      3.1x     10.0x



(1) In 1995, the Company recognized a $2.6 million extraordinary loss, net of taxes, on the repayment of the Company's Credit Facility.
(2) EBITDA, as defined in the senior notes indenture (the "Indenture"), consists of the sum of consolidated net income, interest expense, income taxes, depreciation and amortization and certain other noncash items. EBITDA data is presented because such data is used by certain investors to determine the Company's ability to meet debt service requirements and is used in the Indenture as part of the tests to determine the Company's ability to incur debt and to make certain restricted payments. The Company considers EBITDA to be an indicative measure of the Company's operating performance due to the significance of the Company's long-lived assets and because EBITDA can be used to measure the Company's ability to service debt, fund capital expenditures and expand its business; however, such information should not be considered as an alterative to net income, operating profit, cash flows from operations, or any other operating or liquidity performance measure prescribed by generally accepted accounting principles. Cash expenditures for various long-term assets, interest expense and income taxes have been, and will be, incurred which are not reflected in the EBITDA presentations.
(3) The ratio of earnings to fixed charges is computed by dividing net income before taxes, interest expense and other fixed charges by total fixed charges, including interest expense, amortization of debt issuance costs and the portion of rent expense that is deemed to represent interest.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results Of Operations

The Company was formed on September 10, 1994 as an indirect, wholly-owned subsidiary of Host Marriott to acquire and own full- service lodging properties. As of February 28, 1997, the Company owns 17 full-service properties. None of these properties were owned by the Company or Host Marriott at January 1, 1994 and a substantial portion of the properties were acquired by the Company during the fourth quarter of 1994.

Revenues represent house profit from the Company's hotel properties. House profit reflects the net revenues flowing to the Company as property owner and represents hotel sales less property- level expenses excluding depreciation, management fees, real and personal property taxes, ground and equipment rent, insurance and certain other costs which are classified as operating costs and expenses. The Company's hotel operating costs and expenses are, to a great extent, fixed. Therefore, the Company derives substantial operating leverage from increases in revenue. This operating leverage is somewhat diluted, however, by the impact of base management fees which are calculated as a percentage of sales, variable lease payments and incentive management fees tied to operating performance above certain established levels.

For the periods discussed herein, the Company's properties have experienced substantial increases in room revenue per available room ("REVPAR") for comparable hotels. REVPAR is a commonly used indicator of market performance for hotels which represents the combination of the daily room rate charged and the average daily occupancy achieved. REVPAR does not include food and beverage or other ancillary revenues generated by the property. The REVPAR increases primarily represent strong percentage increases in room rates, while occupancies have generally increased slightly for properties that were already operating under the Marriott brand and increased significantly for those properties converted to the Marriott brand. Increases in room rates have generally been achieved by the managers through shifting occupancies away from discounted group business to higher-rated group and transient business. This has been made possible by the increased travel due to improved economic conditions and by the favorable supply/demand characteristics existing in the hotel industry today, particularly in the full-service segment. The Company expects this supply/demand imbalance, particularly in the full-service segment, to continue, which management believes should result in improved REVPAR and operating profit at its hotel properties in the near term. However, there can be no assurance that REVPAR will continue to increase in the future.

Results of Operations

1996 Compared to 1995

Revenues. Revenues increased $31 million, or 43%, to $103 million in 1996 from $72 million in 1995 as a result of the addition of three full-service properties during 1995, the addition of two full-service properties during 1996 and strong growth in REVPAR. In addition, fiscal year 1996 includes 53 weeks compared to 52 weeks for fiscal year 1995.

Improved results were driven by a strong increase in REVPAR of 12% for comparable hotels. On a comparable basis, average room rates increased 9% while average occupancy increased two percentage points reflecting the impact of the properties converted to the Marriott brand. Management believes REVPAR will continue to grow in the near future through steady increases in average room rates, combined with less significant increases in occupancy. However, there can be no assurance that REVPAR will continue to grow in the future.

Operating Costs and Expenses. Operating costs and expenses consist of depreciation, management fees, real and personal property taxes, ground and equipment rent, insurance and certain other costs. Operating costs and expenses increased $14 million, or 40%, to $49 million in 1996 from $35 million in 1995, primarily reflecting the addition of five properties during 1995 and 1996 and the growth in comparable revenues. As a percentage of revenues, operating costs and expenses represented 47% of revenues for 1996 and 48% in 1995.

Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, operating profit increased approximately $18 million to $55 million, or 53% of revenues, in 1996 from $37 million, or 52% of revenues, in 1995. Several hotels, including the San Francisco Airport Marriott, the San Francisco Marriott Fisherman's Wharf and Westfields Conference Resort posted significant improvements in operating profit. Three properties which were renovated and converted to the Marriott brand in 1995, the Denver Marriott Tech Center, Marriott's Vail Mountain Resort and the Williamsburg Marriott, have also shown significant improvement over the prior year. These gains have been partially offset by the performance of the South Bend Marriott which experienced lower operating profit due to increased competition.

Corporate Expenses. Corporate expenses increased $1.1 million to $4.6 million in 1996 from $3.5 million in 1995 primarily due to higher average assets of the Company which resulted in an increase in the allocation of corporate expenses to the Company. As a percentage of revenues, corporate expenses decreased from 4.9% of revenues in 1995 to 4.4% of revenues in 1996.

Interest Expense. Interest expense increased approximately $17 million to $33 million, due to the impact of the increase in the overall level of debt, as well as a higher average interest rate, as a result of the December 1995 debt offering.

Extraordinary Item. In connection with the repayment of the Company's Credit Facility in 1995, the Company recognized an extraordinary loss of $2.6 million (net of an income tax benefit of $1.4 million), representing the write-off of deferred financing fees.

Net Income. Net income increased $4.1 million to $12.3 million, or 12% of revenues, in 1996 from $8.2 million, or 11% of revenues, in 1995 due to improved lodging results, partially offset by the change in interest expense discussed above.

1995 Compared to 1994

Revenues. Revenues increased $57 million to approximately $72 million in 1995 from $15 million in 1994 as a result of the addition of three full-service properties during 1995, a full year of revenues from twelve properties purchased during the third and fourth quarters of 1994. However, revenues for 1995 were adversely impacted by the conversion of five properties. The conversion process typically causes periods of disruption to these properties as selected rooms and common areas are temporarily taken out of service. Due to these disruptive periods, the time necessary for integration into the nationwide Marriott system and the Company's realization of the anticipated effect of these improvements, the operating results for 1995 do not reflect the full impact of conversion for these five properties. The Company expects to begin to realize the benefits of conversion improvements within six to 12 months of their completion.

Operating Costs and Expenses. Operating costs and expenses increased to $35 million, or 48% of revenues, in 1995, from $9 million, or 58% of revenues, in 1994 due to the acquisition of three full-service properties during 1995 and twelve properties purchased during the third and fourth quarters of 1994.

Operating Profit. Operating profit increased to $37 million, or 52% of revenues, in 1995 from $6 million, or 42% of revenues, in 1994 due to the changes in revenues and operating costs discussed above.

Corporate Expenses. Corporate expenses increased $2.6 million to $3.5 million, from $.9 million in 1994 due to the substantial increase in the number of hotels acquired in 1994 and in 1995. As a percentage of revenues, corporate expenses decreased from 6.1% of revenues in 1994 to 4.9% of revenues in 1995.

Interest Expense. Interest expense increased $15 million, to $16 million, due to the Company incurring a full year of interest expense on the Credit Facility (which was entered into during the fourth quarter of 1994), along with the impact of the substantial increase in debt as a result of the acquisition of full-service properties during 1995.

Extraordinary Item. In connection with the repayment of the Company's Credit Facility in 1995, the Company recognized an extraordinary loss of $2.6 million (net of an income tax benefit of $1.4 million), representing the write-off of deferred financing fees.

Net Income. Net income increased to $8.2 million, or 11% of revenues, in 1995, from $2.9 million, or 20% of revenues, in 1994 due to the items discussed above.


Liquidity and Capital Resources

The Company funds its capital requirements with a combination of operating cash flow and external financing. The Company believes that the financial resources generated from ongoing operations will be sufficient to enable it to meet its capital expenditure and debt service needs for the foreseeable future. However, certain events such as significant acquisitions would require additional financing.

The Company's cash flow provided by operations was $38 million in 1996, $37 million in 1995 and $10 million in 1994.

The Company's cash used in investing activities was $90 million, $116 million and $366 million in fiscal years 1996, 1995 and 1994, respectively. The Company's cash used in investing activities consists primarily of acquisitions of hotel properties, contributions to the property improvement funds and capital expenditures for upgrading acquired hotels to the Company's and the managers' standards or to enhance the acquired hotels' profit potential.

During 1996, the Company acquired the 374-room Toronto Delta Meadowvale hotel for $25 million and a controlling interest in a venture that owns the 400-room Pittsburgh Marriott City Center for $18 million. Also during the first quarter of 1996, the Company acquired for $20 million, a minority interest in a joint venture owned by Host Marriott that controls two hotels in Mexico City, Mexico. The Company subsequently sold its interest to Host Marriott for $20 million in the third quarter of 1996. During 1995, the Company acquired three additional full-service properties totalling 1,189 rooms for $89 million. The Company sold the Springfield Radisson Hotel (which was acquired in December 1994 as part of a portfolio of seven hotels) in December 1995 for net cash proceeds of $3 million, which approximated its carrying value. During 1994, the Company, or affiliates, acquired thirteen full- service properties totalling 5,085 rooms for $361 million. Affiliates of the Company acquired four of the thirteen full- service properties in 1994 totalling 1,899 rooms for $159 million. These four hotels were contributed to the Company on September 10, 1994, its formation date.

The Company incurs capital expenditures for upgrading acquired hotels to the Company's and the managers' standards as well as a result of certain improvement projects for non-conversion hotels. The Company incurred approximately $16 million and $14 million in conversion costs for the converted hotels in fiscal years 1996 and 1995, respectively. Also, during 1996 and 1995, the Company expended $9 million and $7 million, respectively, in other improvement projects at existing Marriott hotels and expects to incur an additional $14 million for these or similar projects in early 1997.

The Company, through the managers, routinely makes disbursements to cover the cost of certain non-routine repairs and maintenance to the hotels which are normally capitalized, and the costs of replacements and renewals to the hotels' property and equipment. Such disbursements are generally equal to 5% of gross hotel sales and were $15 million, $9 million and $2 million for fiscal years 1996, 1995 and 1994, respectively. The Company anticipates spending approximately $18 million in capital expenditures for the renovation and refurbishment of the Company's existing properties in 1997.

The Company's cash used in financing activities was $21 million in fiscal year 1996. The Company's cash provided by financing activities was $177 million and $367 million in fiscal years 1995 and 1994, respectively. The Company's cash from financing activities primarily consisted of the proceeds of the Offering and the draws and repayments of the Credit Facility, as well as dividends to parent and contributed capital from Host Marriott. The Company made draws on the Credit Facility of $59 million and $168 million in fiscal year 1995 and 1994, respectively, to fund the acquisition of full-service properties. During fiscal year 1995 and 1994, the Company made repayments of $226 million and $1 million, respectively, under the Credit Facility.

The Company is required to make semi-annual cash interest payments on the Senior Notes at their stated interest rate. The Company will not be required to make principal payments on the Senior Notes until maturity, except in the event of certain changes in control. In addition, under the terms of the Indenture, the Company has the ability to enter into a revolving credit facility of up to $25 million, which would be available for working capital and other general corporate purposes, and to incur other indebtedness as specified in the Indenture.

On December 20, 1995, the Company issued $350 million of 9% senior notes (the "Senior Notes"). The Senior Notes were issued at par and have a final maturity of December 2007. The net proceeds totalled $340 million and were utilized to repay in full the outstanding borrowings of $210 million under the Company's $230 million revolving credit facility (the "Credit Facility"), which was then terminated, to acquire three full-service properties and to finance future acquisition of full-service hotel properties with the remaining proceeds. The Senior Notes are fully and unconditionally guaranteed (limited only to the extent necessary to avoid such guarantees being considered a fraudulent conveyance under applicable law), on a joint and several basis, by the Company's wholly-owned subsidiaries. The Indenture contains covenants that, among other things, limit the ability of the Company and its subsidiaries to incur additional indebtedness, issue preferred stock, pay dividends or make other distributions, repurchase capital stock or subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, sell certain assets, issue or sell stock of the Company's subsidiaries, and enter into certain mergers and consolidations. In addition, under certain circumstances, the Company will be required to offer to purchase the Senior Notes at par value with the proceeds of certain asset sales. Distributions of the Company's equity, including earnings accumulated subsequent to December 20, 1995, are restricted but are available for the payment of dividends to the extent that the cumulative amount of such dividends from the date of the Indenture does not exceed $15 million plus an amount equal to the excess of the Company's EBITDA over 200% of the Company's interest expense and the amount of capital contributions to the Company subsequent to December 20, 1995. During 1996, the Company made dividends totalling approximately $20 million to Host Marriott as permitted under the Indenture.

EBITDA

The Company believes that consolidated Earnings Before Interest Expense, Taxes, Depreciation and Amortization and certain other noncash items ("EBITDA") is a meaningful measure of its operating performance due to the significance of the Company's long-lived assets (and the related depreciation thereon), and because EBITDA can be used to measure the Company's ability to service debt, fund capital expenditures and expand its business. EBITDA is used by certain investors to determine the Company's ability to meet debt service requirements and is used in the Indenture as part of the tests determining the Company's ability to incur debt and to make certain restricted payments. EBITDA information should not be considered as an alternative to net income, operating profit, cash flows from operations, or any other operating or liquidity performance measure prescribed by generally accepted accounting principles ("GAAP"). EBITDA increased $28 million, or 57%, to $77 million in 1996 from $49 million in 1995. The increase in EBITDA is due to the acquisition of five hotels in 1995 and 1996 as well as an increase in comparable properties' EBITDA of 24% in 1996. The Company's ratio of EBITDA to cash interest expense (defined as GAAP interest expense less amortization of deferred financing costs) was 2.4 to 1.0 for 1996 and 3.1 to 1.0 for 1995. The ratio of earnings to fixed charges was 1.6 to 1.0 and 2.1 to 1.0 in 1996 and 1995, respectively. The following is a reconciliation of EBITDA to income before extraordinary item (in thousands):

                                        Fifty-three Weeks   Fifty-two Weeks
                                             Ended               Ended
                                        January 3, 1997     December 29, 1995
                                        ---------------     -----------------

EBITDA ...............................       $76,623             $49,036
Interest expense .....................       (32,591)            (16,266)
Depreciation and amortization ........       (21,246)            (14,415)
Income taxes applicable to operations.        (8,063)             (7,519)
Gain (loss) on dispositions of assets and
 other non-cash charges, net .........        (2,380)                (17)
                                              ------              ------
 Income before extraordinary item ....       $12,343             $10,819
                                             =======             =======

Inflation

The Company's lodging properties are impacted by inflation through its effect on increasing costs and on the managers' ability to increase room rates. Unlike other real estate operations, hotels have the ability to change room rates on a daily basis, so the impact of higher inflation generally can be passed on to customers.

New Accounting Standards

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," during the fourth quarter of 1995. The adoption of SFAS No. 121 did not have a material effect on the Company's financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


The following financial information is included on the pages indicated:
                                                                          Page
Report of Independent Public Accountants ................................       16
Consolidated Balance Sheets as of January 3, 1997 and December 29,
1995 ....................................................................       17
Consolidated Statements of Operations for the Fiscal Years Ended
 January 3, 1997, December 29, 1995, and the Period from September 10,
 1994 (inception) through December 30, 1994 .............................       18
Consolidated Statements of Shareholder's Equity for the Fiscal Years
 Ended January 3, 1997, December 29, 1995 and the Period from September
 10, 1994 (inception) through December 30, 1994 .........................       19
Consolidated Statements of Cash Flows for the Fiscal Years Ended
 January 3, 1997, December 29, 1995 and the Period from September 10,
 1994 (inception) through December 30, 1994 .............................       20
Notes to Consolidated Financial Statements ..............................       21

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To HMC Acquisition Properties, Inc.:

We have audited the accompanying consolidated balance sheets of HMC Acquisition Properties, Inc. and subsidiaries as of January 3, 1997 and December 29, 1995, and the related consolidated statements of operations, shareholder's equity and cash flows for the two fiscal years ended January 3, 1997 and the period from September 10, 1994 through December 30, 1994. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HMC Acquisition Properties, Inc. and subsidiaries as of January 3, 1997 and December 29, 1995 and the results of their operations and their cash flows for the two fiscal years in the period ended January 3, 1997 and the period from September 10, 1994 through December 30, 1994 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index at Item 14(a)(2) (Schedule III Real Estate and Accumulated Depreciation) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                 Arthur Andersen LLP
Washington, D.C.
February 28, 1997

               HMC ACQUISITION PROPERTIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     JANUARY 3, 1997 AND DECEMBER 29, 1995
                       (in thousands, except share data)


                                                          1996          1995
                                                          ----          ----
                             ASSETS

Property and equipment, net .......................     $529,130       $455,602
Due from hotel managers ...........................       16,050         10,915
Other assets ......................................        7,799         14,671
Cash and cash equivalents .........................       33,282        107,119
                                                        --------        -------
                                                        $586,261       $588,307
                                                        ========       ========
              LIABILITIES AND SHAREHOLDER'S EQUITY

Debt ...............................................    $350,000       $350,000
Deferred income taxes ..............................      15,676          9,718
Other liabilities ..................................       4,419          4,839
                                                         -------       --------
 Total liabilities .................................     370,095        364,557
                                                         -------       --------

Shareholder's equity
 Common stock, 100 shares issued and outstanding ...          --             --
 Additional paid-in capital ........................     214,374        214,374
 Retained earnings .................................       1,792          9,376
                                                        --------       --------
  Total shareholder's equity .......................     216,166        223,750
                                                         -------        -------
                                                        $586,261       $588,307
                                                        ========       ========
























                 See Notes to Consolidated Financial Statements

               HMC ACQUISITION PROPERTIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE FISCAL YEARS ENDED JANUARY 3, 1997, DECEMBER 29, 1995
                              AND THE PERIOD FROM
            SEPTEMBER 10, 1994 (INCEPTION) THROUGH DECEMBER 30, 1994
                                 (in thousands)



                                                          1996            1995            1994
                                                        --------        --------        --------
REVENUES ..........................................     $103,259        $ 72,163        $ 14,649
                                                        --------        --------        --------

OPERATING COSTS AND EXPENSES
 Depreciation and amortization ....................       21,246          14,401           4,114
 Base and incentive management fees (including fees
  to Marriott International, Inc. of $13,007,
  $9,980, and $2,025, respectively)................       14,742          10,906           2,044
 Property taxes ...................................        7,924           6,327           1,783
 Ground rent, insurance and other .................        4,662           3,266             563
                                                         -------         -------         -------
  Total operating costs and expenses ..............       48,574          34,900           8,504
                                                         -------         -------         -------
OPERATING PROFIT BEFORE
  CORPORATE EXPENSES AND INTEREST .................       54,685          37,263           6,145
Corporate expenses ................................       (4,582)         (3,514)           (894)
Interest expense ..................................      (32,591)        (16,266)           (875)
Interest income ...................................        2,894             855             592
                                                         -------         -------         -------
INCOME BEFORE INCOME TAXES
 AND EXTRAORDINARY ITEM ...........................       20,406          18,338           4,968
Provision for income taxes ........................       (8,063)         (7,519)         (2,037)
                                                        --------         -------         -------
INCOME BEFORE EXTRAORDINARY ITEM ..................       12,343          10,819           2,931
Extraordinary loss on extinguishment of debt
 (net of income tax benefit of $1,408 in 1995) ....           --          (2,615)             --
                                                        --------         -------         -------
NET INCOME ........................................     $ 12,343         $ 8,204         $ 2,931
                                                        ========         =======         =======


















                 See Notes to Consolidated Financial Statements.

               HMC ACQUISITION PROPERTIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
           FOR THE PERIOD FROM SEPTEMBER 10, 1994 (INCEPTION) THROUGH
                               DECEMBER 30, 1994
        AND FOR THE FISCAL YEARS ENDED DECEMBER 29, 1995 AND JANUARY 3,
                                      1997
                                 (in thousands)


                                                                   Additional
                                                    Common          Paid-In      Retained
                                                    Stock           Capital      Earnings
                                                    ------         ----------    --------
Balance, September 10, 1994 (inception)
 issuance of 100 shares of
 no par common stock (Note 1)...............       $     --      $210,000      $     --
Net income (since inception) ...............             --            --         1,172
                                                    -------       -------       -------
 Balance, December 30, 1994  ...............             --       210,000         1,172
Net income .................................             --            --         8,204
Capital Contribution .......................             --         4,374            --
                                                    -------       -------       -------
 Balance, December 29, 1995 ................             --       214,374         9,376
Net income .................................             --            --        12,343
Dividend to Host Marriott Corporation ......             --            --       (19,927)
                                                    -------       -------       -------
 Balance, January 3, 1997 ..................       $     --      $214,374      $  1,792
                                                   ========      ========      ========






























                See Notes to Consolidated Financial Statements.

               HMC ACQUISITION PROPERTIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE FISCAL YEARS ENDED JANUARY 3, 1997, DECEMBER 29, 1995
                              AND THE PERIOD FROM
            SEPTEMBER 10, 1994 (INCEPTION) THROUGH DECEMBER 30, 1994
                                 (in thousands)

                                                                 1996           1995           1994
                                                                 ----           ----           ----

OPERATING ACTIVITIES
Net income .................................................  $ 12,343       $  8,204       $  2,931
Extraordinary loss on extinguishment of debt, net of taxes..        --          2,615             --
Adjustments to reconcile to cash provided by operations:
 Depreciation and amortization .............................    21,246         14,401          4,114
 Income taxes ..............................................     7,883          7,436          2,037
 Other .....................................................       658            632             47
 Changes in operating accounts:
  Due from hotel managers ..................................    (1,593)        (1,426)            38
  Other assets .............................................       760          1,768           (457)
  Other liabilities ........................................    (3,779)         3,415            861
                                                               -------        -------        -------
 Cash provided by operations ...............................    37,518         37,045          9,571
                                                               -------        -------        -------

INVESTING ACTIVITIES
Acquisitions ...............................................   (61,405)       (88,931)      (360,538)
Net proceeds from sale of assets ...........................    20,000          3,182             --
Capital expenditures .......................................   (40,033)       (30,861)        (2,366)
Other ......................................................    (8,690)           256         (3,519)
                                                               -------       --------        -------
 Cash used in investing activities .........................   (90,128)      (116,354)      (366,423)
                                                               -------       --------       --------

FINANCING ACTIVITIES
Dividend to Host Marriott Corporation ......................   (19,927)            --             --
Proceeds from borrowings, net ..............................        --        399,830        164,169
Repayments of debt .........................................        --       (226,427)        (1,000)
Contributed capital, including advances from affiliates ....        --          3,195        210,000
Transfers to HMC Acquisitions, Inc..........................        --             --         (6,487)
Other ......................................................    (1,300)            --             --
                                                               -------        -------        -------
 Cash (used in) provided by financing activities ...........   (21,227)       176,598        366,682
                                                               -------        -------        -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...........   (73,837)        97,289          9,830
CASH AND CASH EQUIVALENTS, beginning of year ...............   107,119          9,830             --
                                                               -------        -------        -------

CASH AND CASH EQUIVALENTS, end of year .....................   $33,282       $107,119       $  9,830
                                                               =======       ========       ========








                See Notes to Consolidated Financial Statements.

               HMC ACQUISITION PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

HMC Acquisition Properties, Inc. (the "Company"), a wholly owned subsidiary of HMC Acquisitions, Inc. ("Acquisitions"), which is a wholly owned subsidiary of Host Marriott Corporation ("Host Marriott"), was formed as a Delaware corporation on September 10, 1994 ("Formation Date") to acquire and own a number of full-service hotels. At January 3, 1997, the Company owned 17 hotels throughout the United States and Canada, 15 of which are operated under the Marriott brand.

Acquisitions, or another affiliate of the Company, acquired four of the hotels during 1994 prior to the Formation Date. These hotels, with a total net book value of $162 million on the Formation Date, were contributed to the Company. The consolidated financial statements present the accounts of each of the hotels for the period from the date of acquisition of each such property by Acquisitions, or another affiliate of the Company, through January 3, 1997. Acquisitions made an additional capital contribution to the Company on the Formation Date in the form of a receivable totalling $48 million, which was subsequently collected by the Company and the proceeds utilized to acquire additional full- service hotel properties. During December 1995, the Company received an additional capital contribution from Acquisitions of approximately $4.4 million, including $3.2 million in cash.

The consolidated financial statements present the financial position, results of operations, and cash flows of the Company as if it were a separate indirect subsidiary of Host Marriott for all periods presented.

The Company operates as a unit of Host Marriott, utilizing Host Marriott's employees, insurance and administrative services. Through December 20, 1995, the Company also utilized Host Marriott's centralized systems for cash management and substantially all cash received by the Company was deposited in and commingled with Host Marriott's and Acquisition's general corporate funds. Subsequent to December 20, 1995, the Company maintained separate cash accounts. The Company has no employees. Host Marriott provides the services of certain employees to the Company. Certain operating expenses, capital expenditures and other cash requirements of the Company are paid by Host Marriott and charged directly or allocated to the Company. Certain general and administrative costs of Host Marriott are allocated to the Company, principally based on Host Marriott's specific identification of individual cost items and otherwise based upon estimated levels of effort devoted by its general and administrative departments to individual entities or relative measures of size of the entities based on assets. In the opinion of management, the methods for allocating corporate, general and administrative expenses and other direct costs are reasonable. It is not practicable to estimate the costs that would have been incurred by the Company if it had been operated on a stand-alone basis, however, management believes that these expenses are comparable to the expected expense levels on a forward-looking basis.

Principles of Consolidation

The consolidated  financial  statements  include the accounts of the Company and
its  subsidiaries   and  controlled   affiliates.   All  material   intercompany
transactions and balances have been eliminated.

Fiscal Year

The Company's fiscal year ends on the Friday nearest to December 31. Fiscal year 1996 includes 53 weeks compared to 52 weeks for fiscal year 1995.


Revenues and Expenses

Revenues represent house profit from the Company's hotels because the Company has delegated substantially all of the operating decisions related to the generation of house profit from the hotels to Marriott International and other hotel managers (together, the "Managers"). House profit reflects the net revenues flowing to the Company as property owner and represents hotel operating results less property-level expenses, excluding depreciation and amortization, base and incentive management fees, real and personal property taxes, ground rent and equipment rent, insurance and certain other costs, which are classified as operating costs and expenses in the accompanying statement of operations.

Property and Equipment

Property and equipment is recorded at cost. Replacements and improvements are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 40 years for buildings and 3 to 10 years for furniture and equipment. Leasehold improvements are amortized over the shorter of the lease term or the useful lives of the related improvements.

The Company assesses impairment of its real estate properties based on whether the estimated net undiscounted future cash flows from each individual property (excluding debt service) will be less than its net book value. If a property is impaired, its basis is adjusted to its fair market value less cost to sell.

Deferred Charges

Deferred financing costs related to long-term debt are deferred and amortized over the remaining life of the debt.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain amounts have been reclassified for comparative purposes.

New Statement of Financial Accounting Standards

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" during the fourth quarter of 1995. The adoption of SFAS No. 121 did not have a material effect on the Company's consolidated financial statements.


Note 2. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at January 3, 1997 and December 29, 1995 (in thousands):


                                                         1996          1995
                                                         ----          ----

     Land ..................................          $ 71,634      $ 68,077
     Building and leasehold improvements ...           414,440       345,428
     Furniture and equipment ...............            54,673        38,587
     Construction in progress ..............            24,678        20,388
                                                       -------       -------
                                                       565,425       472,480
     Less accumulated depreciation and amortization    (36,295)      (16,878)
                                                       -------       -------
                                                      $529,130      $455,602
                                                      ========      ========

Note 3. DEBT

At January 3, 1997, the Company's debt consists of $350 million of 9.0% senior notes (the "Senior Notes") which are due December 2007. The Company's revolving credit and term loan agreement ("Credit Facility") was repaid in full, and terminated, with a portion of the net proceeds from the offering of the Senior Notes in December 1995 (the "Offering"). In connection with the repayment of the Credit Facility in 1995, the Company recognized an extraordinary loss of $2,615,000 (net of an income tax benefit of $1,408,000).

The Senior Notes will mature in 2007 and are fully and unconditionally guaranteed on a joint and several basis by the Company's subsidiaries. The senior note indenture ("Indenture") governing the Senior Notes contains covenants that, among other things, limit the ability of the Company and its subsidiaries to incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, repurchase capital stock or subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, sell certain assets, issue or sell stock of the Company's subsidiaries, and enter into certain mergers and consolidations. In addition, under certain circumstances, the Company is required to offer to purchase the Senior Notes at par value with the proceeds of certain asset sales. The Company will be required to make semi-annual interest payments on the Senior Notes at their stated interest rate. The Company will not be required to make principal payments on the Senior Notes until maturity, except in the event of certain changes in control.

Under the terms of the Offering, distributions by the Company to Host Marriott are available through the payment of dividends generally only to the extent that the cumulative amount of such dividends from the date of the Indenture does not exceed $15 million plus an amount equal to the excess of the Company's earnings before interest expense, taxes, depreciation, amortization and other non-cash items ("EBITDA"), as defined by the Indenture, over 200% of the Company's cash interest expense (defined as interest expense under generally accepted accounting principles less amortization of deferred financing costs) plus the amount of capital contributions to the Company subsequent to December 20, 1995. The Company made a distribution of $19,927,000 to Host Marriott in 1996.

Cash paid for interest was  $31,815,000,  $15,459,000  and $37,000 in 1996, 1995
and 1994, respectively. Deferred financing costs, which are included in other assets, amounted to $9,235,000 and $8,725,000 at January 3, 1997 and December 29, 1995, respectively. Accumulated amortization of the deferred financing costs was $791,000 and zero at January 3, 1997 and December 29, 1995, respectively.


Note 4. INCOME TAXES

The Company accounts for income taxes in accordance with SFAS 109, "Accounting for Income Taxes." SFAS 109 requires the recognition of deferred tax assets and liabilities equal to the expected future tax consequences of temporary differences. At January 3, 1997 and December 29, 1995, the Company had deferred tax liabilities of approximately $15,658,000 and $9,718,000, respectively, attributable to accelerated depreciation on its property and equipment.

The income tax provision (benefit) consists of the following (in thousands):

                                             1996          1995          1994
                                             ----          ----          ----

     Current-Federal ...................   $ 1,942      $  (595)      $   486
            -State .....................       163         (103)          126
                                             -----        -----         -----
                                             2,105         (698)          612
                                             -----        -----         -----
     Deferred-Federal ..................     4,888        6,413         1,104
             -State ....................     1,070        1,804           321
                                             -----        -----         -----
                                             5,958        8,217         1,425
                                             -----        -----         -----
                                           $ 8,063      $ 7,519       $ 2,037
                                           =======      =======       =======

A reconciliation of the statutory Federal tax rate to the Company's effective income tax rate follows:

                                                         1996      1995      1994
                                                         ----      ----      ----

     Statutory Federal tax rate ...................      35.0%     35.0%     35.0%
     State income tax, net of Federal tax benefit..       3.9       6.0       6.0
     Additional tax on foreign source income ......       0.6        --        --
                                                         ----      ----      ----
     Effective income tax rate ....................      39.5%     41.0%     41.0%
                                                         ====      ====      ====

The Company is included in the consolidated Federal income tax return of Host Marriott and its affiliates (the "Group"). Tax expense allocated to the Company, as a member of the Group, is based upon the Company's relative contribution to the Group's consolidated taxable income/loss and changes in temporary differences. This allocation method results in Federal tax expense allocated to the Company for all periods presented substantially equal to the expense that would be recognized if the Company and its subsidiaries filed a separate return.

Substantially all income taxes of the Group, including income taxes allocated to the Company, are paid by Host Marriott. As of January 3, 1997 and December 29, 1995, the Company was due $206,000 and $2,300,000, respectively, from Host Marriott for tax-related balances.

Cash paid for taxes was $180,000 in 1996, $83,000, and zero in 1996, 1995 and 1994, respectively.

Note 5. LEASES

The Company leases certain property and equipment, including land, under non-cancelable operating leases, generally with multiple renewal options. Future minimum annual rental commitments for all non-cancelable operating leases at January 3, 1997 are as follows (in thousands):


     1997.............................................      $  2,129
     1998.............................................         1,799
     1999.............................................         1,441
     2000.............................................         1,343
     2001.............................................           754
     Thereafter.......................................         4,584
                                                             -------
     Total minimum lease payments.....................      $ 12,050
                                                            ========

One ground lease contains contingent rental provisions whereby rent is equal to the greater of $350,000 per year, or 5% of gross room revenue. Rental expense under all leases was $1,870,000, $1,538,000 and $253,000, respectively, for the fiscal years ended January 3, 1997, December 29, 1995 and December 30, 1994, including contingent rent of $499,000, $419,000, and $59,000, respectively.

Note 6. MANAGEMENT AND FRANCHISE AGREEMENTS

Management Agreements

The Company is party to management agreements (the "Agreements") for 12 of its 17 hotels which provide for Marriott International to manage the hotels, generally for a term of 15 years with renewal terms of up to an additional 16 years. The Agreements generally provide for payment of base management fees equal to three percent of gross revenues and incentive management fees generally equal to 40% of hotel operating profits (as defined in the Agreements) over a priority return (as defined) to the Company, with total annual incentive management fees not to exceed 20% of cumulative hotel operating profit (as defined). For certain full-service hotels acquired after September 8, 1995, the incentive management fee is equal to 20% of operating profit. The Company may terminate the Agreements if specified performance thresholds are not met, subject to the right of Marriott International to cure. In the event of early termination of the Agreements, Marriott International will receive additional fees based on the unexpired term and expected future base and incentive management fees. No management agreement with respect to a single lodging facility is cross-collateralized or cross-defaulted to any other agreement and a single agreement may be cancelled under certain conditions, although such cancellation will not cause the cancellation of any other management agreement.

Pursuant to the terms of the Agreements with Marriott International, Marriott International is required to furnish the hotels with certain services ("Chain Services") which are generally provided on a central or regional basis to all hotels in the Marriott International full-service hotel system. Chain Services include central training, advertising and promotion, a national reservation system, computerized payroll and accounting services, and such additional services as needed which may be more efficiently performed on a centralized basis. Costs and expenses incurred in providing such services are allocated among all domestic full-service hotels managed, owned or leased by Marriott International or its subsidiaries. In addition, the full-service hotels also participate in Marriott's Honored Guest Awards Program. The cost of this program is charged to all hotels in the Marriott International full-service hotel system.

Pursuant to the terms of the management agreements, the Company is required to provide the Managers with working capital to meet the operating needs of the hotels. The Managers convert cash advanced by the Company into other forms of working capital consisting primarily of operating cash, inventories, and trade receivables and payables. Under the terms of the Agreements, the Managers maintain possession of, and sole control over, the components of working capital and, accordingly, the Company reports total amounts so advanced to the Managers as a component of due from hotel managers. Upon termination of the management agreements, the working capital will be returned to the Company. Working capital advances to Managers as of January 3, 1997 and December 29, 1995 totalled $9,314,000, and $8,241,000, respectively.

Prior to December 20, 1995, the management agreements with Marriott International also provided for the establishment of a property improvement fund for the hotels to cover the cost of certain non-routine repairs and maintenance to the hotels which are normally capitalized, and the cost of replacements and renewals to the hotels' property and improvements. Contributions to the property improvement fund were generally equal to 5% of gross hotel sales. Aggregate contributions to the property improvement fund for all the hotels were $9,118,000 and $2,366,000 for 1995 and 1994, respectively. In conjunction with the consummation of the Offering, a separate property improvement fund is no longer required, however, the Company expects to expend approximately 5% of gross hotel sales on such capital expenditures in the future.

Agreements with managers other than Marriott International exist for five of the Company's hotels. Such agreements generally contain similar terms as the agreements with Marriott International, however, incentive management fees are only earned on two of the five properties and the duration ranges from month-to-month to ten years.

Franchise Agreements

The Company has entered into franchise agreements with Marriott International for three hotels. Pursuant to these franchise agreements, the Company generally pays a franchise fee of six percent of room sales plus three percent of food and beverage sales as well as certain other fees for advertising and reservations. The terms of the franchise agreements are from 15 to 30 years. Franchise fees paid to Marriott International for 1996, 1995 and 1994 were $1,123,000, $746,000 and $14,000, respectively.

Two other hotels are subject to franchise agreements with brands other than Marriott. The terms of the franchise agreements range from three to ten years. Franchise fees paid range from 1.5% to 5% of room sales and certain other fees are paid for reservations and advertising. Franchise fees paid for these properties, including franchise fees related to the hotel sold in December 1995, were $300,000 and $430,000 for 1996 and 1995, respectively.

Note 7. REVENUES

As discussed in Note 1, revenues reflect house profit from the Company's hotels. House profit reflects the net revenues flowing to the Company as property owner and represents all gross hotel operating revenues, less all gross property-level expenses, excluding depreciation and amortization, base and incentive management fees, real and personal property taxes, ground and equipment rent, insurance and certain other costs, which are classified as operating costs and expenses. The following table presents the details of the Company's house profit (in thousands):

                                                1996         1995          1994
                                                -----        ----          ----
Sales
 Rooms ...................................   $ 190,633    $ 140,286    $  29,416
 Food and beverage .......................      92,682       71,903       18,648
 Other ...................................      18,573       13,573        3,183
                                              --------     --------     --------
  Total Hotel Sales ......................     301,888      225,762       51,247
                                              --------     --------     --------
Department Costs
 Rooms ...................................      46,564       34,971        7,994
 Food and beverage .......................      71,422       56,039       14,251
 Other ...................................      10,082        7,676        2,018
                                              --------     --------     --------
  Total Department Costs .................     128,068       98,686       24,263
                                             ---------    ---------    ---------
 Department profit .......................     173,820      127,076       26,984
 Other deductions ........................     (70,561)     (54,913)     (12,335)
                                             ---------    ---------    ---------
 House Profit ............................   $ 103,259    $  72,163    $  14,649
                                             =========    =========    =========


Note 8.  ACQUISITIONS AND DISPOSITION

In the first quarter of 1996, the Company purchased a hotel for approximately $25 million. The Company also purchased a controlling interest in a venture that owns another full-service property for approximately $18 million.

In the first quarter of 1995, the Company purchased a hotel for approximately $15 million using proceeds from a draw under the Credit Facility. In the third quarter of 1995, the Company purchased a 492-room hotel from a partnership in which Host Marriott serves as general partner, for approximately $44 million, also using proceeds from a draw under the Credit Facility. A third hotel was purchased in the fourth quarter of 1995 for approximately $29 million using proceeds from the Offering. The Company purchased 13 hotels for a total of $361 million at various points during 1994, primarily in the fourth quarter. The results of operations of the acquired hotels are included in the Company's results of operations from their date of acquisition as discussed above. During the fourth quarter of 1995, the Company sold one of the hotels acquired in 1994 for $3 million, which approximated its carrying value.

Note 9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company's obligations under the Senior Notes is estimated to be $354 million and $350 million at January 3, 1997 and December 29, 1995, respectively. The Senior Notes are valued based on the quoted market price. The fair values of other financial instruments are estimated to be equal to their carrying value.

Note 10. SUPPLEMENTAL GUARANTOR SUBSIDIARIES INFORMATION

All of the subsidiaries of the Company guarantee the Senior Notes. The separate financial statements of each guaranteeing subsidiary (each, a "Guarantor Subsidiary") are not presented because the Company's management has concluded that such financial statements are not material to investors. The guarantee of each Guarantor Subsidiary is full and unconditional and joint and several and each Guarantor Subsidiary is a wholly-owned subsidiary of the Company. At February 28, 1997, there is no subsidiary of the Company the capital stock of which comprises a substantial portion of the collateral for the Senior Notes within the meaning of Rule 3-10 of Regulation S-X.

Summarized operating results of the Guarantor Subsidiaries are as follows (in thousands):

                                           1996       1995       1994
                                           ----       ----       ----
     Revenues ......................    $ 18,129   $ 10,801   $  2,808
     Operating profit...............      11,413      7,208      1,838
     Net income ....................       3,250      2,906        912

Summarized balance sheet information of the Guarantor Subsidiaries consist of the following as of January 3, 1997 and December 29, 1995 (in thousands):

                                                  1996         1995
                                               ---------    ----------
     Property and equipment, net . . . . . .   $  94,427     $  63,044
     Other assets. . . . . . . . . . . . . .       6,853         5,333
                                                 -------       -------
      Total assets . . . . . . . . . . . . .   $ 101,280     $  68,377
                                               =========     =========

     Debt. . . . . . . . . . . . . . . . . .   $  60,465     $  40,679
     Other liabilities . . . . . . . . . . .       8,387            --
                                                 -------       -------
      Total liabilities. . . . . . . . . . .      68,852        40,679
     Equity. . . . . . . . . . . . . . . . .      32,428        27,698
                                                 -------       -------
      Total liabilities and equity . . . . .   $ 101,280     $  68,377
                                               =========     =========

The operating results and balance sheet information include the pushed down effects of that portion of the Company's debt and corporate expenses allocated to the Guarantor Subsidiaries.

Note 11. LITIGATION

The Company is from time to time the subject of, or involved in, judicial proceedings. Management believes that any liability or loss resulting from such matters would not have a material adverse effect on the consolidated financial position or results of operations of the Company.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                            PART III

The Company's directors, executive officers and management are employees of Host Marriott. Certain information required by Items 10-13 is incorporated by reference from the Host Marriott 1997 Annual Meeting of Shareholders - Notice and Proxy Statement.

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information with respect to the persons who are executive officers of the Company.

                                                 Other Positions and
                                             Business Experience Prior to
                                             Becoming an Executive Officer
 Name and Title                Age                  of the Company
---------------                ---           ----------------------------------
Robert E.  Parsons,  Jr.       41            Robert  E.  Parsons,  Jr.  joined  Host  Marriott's Corporate  Financial Planning
President and Director                       staff in 1981 and was made  Assistant  Treasurer in 1988. In 1993, Mr. Parsons was elected Senior Vice President and Treasurer of Host Marriott,  and in 1995, he was
                                             elected Executive Vice President and Chief Financial Officer of Host Marriott.  Mr.
                                             Parsons was elected  Vice  President of the Company in 1993 and was elected
                                             Senior Vice President in 1995. In 1996,  Mr. Parsons was elected  President and
                                             Director of the Company.


Christopher G. Townsend        49            Christopher G. Townsend joined Host Marriott's Law Department in 1982 as a
Executive Vice President                     Senior Attorney.  In 1984, Mr. Townsend was made Assistant Secretary of Host
and Director                                 Marriott, and in 1986, he was made Assistant General Counsel.  In 1993, Mr. Townsend was elected Senior Vice President, Corporate Secretary and Deputy General Counsel of
                                             Host Marriott.  In January 1997, he was elected General Counsel of Host Marriott.
                                             Mr. Townsend was elected Vice President of the Company in 1993, Senior Vice President
                                             in 1995, and Executive Vice President and Director in 1996.

Bruce D. Wardinski             36            Bruce Wardinski joined Host Marriott in 1987 as a Senior Financial
Vice President and                           Analyst of Financial Planning & Analysis and was named Manager in June 1988.  He was
Treasurer                                    appointed Host Marriott's Director of Financial Planning & Analysis in 1989, Director
                                             of Project Finance in January 1990, Senior Director of Project Finance in June
                                             1993, Vice President of Project Finance in June 1994, and Senior Vice President of
                                             International Development in October 1995. In 1996, Mr. Wardinski was named Senior Vice
                                             President and Treasurer of Host Marriott. Also in 1996, Mr. Wardinski was elected Vice
                                             President and Treasurer of the Company.  Prior to joining Host Marriott, Mr. Wardinski was with the public accounting firm of Price Waterhouse.

Donald D. Olinger             38             Donald D. Olinger joined Host Marriott in 1993 as Director - Corporate Accounting.
Vice President and                           Later in 1993, Mr. Olinger was promoted to Senior Director and Assistant Controller
Corporate Controller                         of Host Marriott.  He was promoted to Vice President - Corporate Accounting in 1995.
                                             In 1996, he was elected Senior Vice President and Corporate Controller of Host
                                             Marriott.  Mr. Olinger was elected Vice President and Corporate Controller of the
                                             Company in 1996.  Prior to joining Host Marriott, Mr. Olinger was with the public accounting firm of Deloitte & Touche.


Item 11.       EXECUTIVE COMPENSATION

The officers and directors of the Company are employees of Host Marriott and are compensated by Host Marriott. The officers and directors are required to devote to the Company such time as may be necessary for the proper performance of their duties, but are not required to devote their full time to the performance of such duties. No officer or director of the Company receives any compensation from the Company.

Certain general and administrative costs of Host Marriott are allocated to the Company; such allocations totaled $4.6 million, $3.5 million and $0.9 million in 1996, 1995 and 1994, respectively.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The  Company  has 100  shares  of common  stock  with no par  value  issued  and
outstanding,   all  of  which  are  held  beneficially  and  of  record  by  HMC
Acquisitions, Inc. No executive officer or director of the Company owns any shares of the Company's common stock.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company operates as a unit of Host Marriott and HMC Acquisitions, Inc., utilizing Host Marriott's employees, insurance and administrative services. Host Marriott contracts with Marriott International for certain of these services. In addition, Host Marriott provides certain corporate, general and administrative services to the Company.

Additional information regarding certain relationships and related transactions of the Company are incorporated by reference from the Host Marriott 1997 Annual Meeting of Shareholders - Notice and Proxy Statement.


                             PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

       (1)     FINANCIAL STATEMENTS

          All financial statements of the registrant as set forth under Item 8 of this Report on Form 10-K.

       (2)     FINANCIAL STATEMENT SCHEDULES

          The following financial information is filed herewith on the pages indicated.

          Financial Schedule:

          III. Real Estate and Accumulated Depreciation

          All other schedules are omitted because they are not applicable or the
          required  information  is  included  in  the  consolidated   financial
          statements or notes thereto.

       (3)     EXHIBITS

Exhibit No.    Description
3.1  Certificate of Incorporation of the Company
3.2  Bylaws of the Company
4.1 Indenture dated as of December 20, 1995, by and among the Company, HMC SFO, Inc. as Subsidiary guarantor and Marine Midland Bank, as Trustee, with respect to the 9% Senior Notes due 2007 to the Company.
4.2 First Supplemental Indenture, dated as of April 16, 1996, by and among the Company, HMC AP Canada, Inc. as Subsidiary Guarantor and Marine Midland Bank, as Trustee, with respect to the 9% Senior Notes due 2007 of the Company.
10.1 Purchase  Agreement,  dated as of  December  15,  1995,  by and  among  the
     Company, HMC SFO, Inc. as Subsidiary Guarantor and Donaldson, Lufkin & Jenrette Securities Corporation, BT Securities Corporation, Goldman Sachs & Co., Citicorp Securities, Inc., Montgomery Securities, Salomon Brothers, Inc., and Smith Barney, Inc. as the Initial Purchasers.
10.2 Registration Agreement, dated as of December 20, 1995, by and between the Company, HMC SFO, Inc. as Subsidiary Guarantor and Donaldson, Lufkin & Jenrette Securities Corporation, BT Securities Corporation, Goldman Sachs & Co., Citicorp Securities, Inc., Montgomery Securities, Salomon Brothers, Inc., and Smith Barney, Inc. as the Initial Purchasers.
10.3 Management Agreement between HMC Acquisition Properties, Inc. and Marriott Hotel Services, Inc.
12   Computation of Ratio of Earnings to Fixed Charges
21   Subsidiaries of HMC Acquisition Properties, Inc.
27   Financial Data Schedule

     (b)  REPORTS ON FORM 8-K

          None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of March, 1997.

                                   HMC Acquisition Properties, Inc.


                                   By  /s/ Robert E. Parsons,Jr.
                                       -------------------------
                                       Robert E. Parsons Jr.
                                       President and Director

     Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

     Signatures                              Title                        Date
     ----------                              -----                        ----

/s/ ROBERT E. PARSONS, JR.            President and Director             March 27, 1997
---------------------------
    Robert E. Parsons, Jr.            (Principal Executive Officer)


/s/ CHRISTOPHER G. TOWNSEND           Executive Vice President           March 27, 1997
---------------------------
    Christopher G. Townsend           and Director


/s/ BRUCE D. WARDINSKI                Vice President and Treasurer       March 27, 1997
---------------------------
    Bruce D. Wardinski                (Principal Financial Officer)


/s/ DONALD D. OLINGER                 Vice President and                 March 27, 1997
---------------------------
    Donald D. Olinger                 Corporate Controller
                                      (Principal Accounting Officer)


                                                                    Schedule III
                                                                     Page 1 of 2

                        HMC ACQUISITION PROPERTIES, INC.
                 REAL ESTATE AND ACCUMULATED DEPRECIATION
                              January 3, 1997
                              (in thousands)

                                                                              Gross Amount at
                                        Initial Costs                         January 3, 1997
                                     --------------------               ----------------------------
                                                           Subsequent                                                  Date of
                                             Buildings &      Costs              Buildings &            Accumulated  Completion of
                                    Land    Improvements  Capitalized  Land     Improvements  Total    Depreciation  Construction
                                    ----    ------------  -----------  ----     ------------  -----    ------------  -------------

Full-service Hotels:
  Dallas Marriott Quorum
   Dallas, TX .................     $     0  $  26,749     $  1,139     $   --   $  27,888     $ 27,888  $ (1,725)    N/A
  Denver Marriott Tech Center
   Denver, CO .................       6,401     26,200          492       6,401     26,692       33,093    (1,393)    N/A
  Ft. Lauderdale Marina Marriott
   Ft. Lauderdale, FL .........       6,135     30,036        1,638       6,135     31,674       37,809    (3,265)    N/A
  Marriott Mountain Resort at Vail
   Vail, CO ...................       4,407     19,851        5,956       4,407     25,807       30,214    (1,248)    N/A
  Portland Marriott
   Portland, OR ...............       5,545     39,981        2,102       5,545     42,083       47,628    (2,259)    N/A
  San Francisco Airport Marriott
   San Francisco, CA ..........      11,090     47,724        8,090      11,090     55,814       66,904    (2,863)    N/A
  San Francisco Marriott-
   Fisherman's Wharf
   San Francisco, CA ..........       6,000     20,208           --       6,000     20,208       26,208    (1,052)    N/A
  Westfields International
   Conference Center
   Chantilly, VA ..............       6,611     32,187        1,367       6,611     33,554       40,165    (2,089)    N/A
  Atlanta Northwest Marriott
   Atlanta, GA. ...............       4,988     19,848           --       4,988     19,848       24,836      (501)    N/A
  Dallas Fort Worth Airport
   Marriott
   Dallas, TX .................       5,998     37,262        1,875       5,998     39,137       45,135    (1,563)    N/A
  Other full-service properties, each
   less than 5% of total ......      14,459     80,566       11,169      14,459     91,735      106,194    (3,165)    N/A
                                     ------     ------       ------      ------     ------      -------    -------
Total .........................   $  71,634   $380,612    $  33,828    $ 71,634  $ 414,440    $ 486,074  $(21,123)
                                  =========   =========   =========    ========  =========    =========  =========
                                                        Depreciation
Description                            Date Acquired        Life
-----------                            -------------    -------------

Full-service Hotels:
  Dallas Marriott Quorum
     Dallas, TX. . . . . . . . . .        1994             40
  Denver Marriott Tech Center
     Denver, CO. . . . . . . . . .        1994             40
  Ft. Lauderdale Marina Marriott
     Ft. Lauderdale, FL. . . . . .        1994             40
  Marriott Mountain Resort at Vail
     Vail, Co. . . . . . . . . . .        1994             40
  Portland Marriott
     Portland, OR                         1994             40
  San Francisco Airport Marriott
     San Francisco, CA. . . . . .         1994             40
  San Francisco Marriott-
     Fisherman's Wharf
     San Francisco, CA. . . . . .         1994             40
  Westfields International
     Conference Center
     Chantilly, VA. . . . . . . .         1994             40
  Atlanta Northwest Marriott
     Atlanta, GA. . . . . . . . .         1995             40
  Dallas Fort Worth Airport
     Marriott
     Dallas, TX. . . . . . . . . .        1995             40
  Other full-service properties,
     each less than 5% of total. .      Various            40

                                                                    Schedule III
                                                                     Page 2 of 2

                        HMC ACQUISITION PROPERTIES, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 January 3, 1997
                                 (in thousands)


Notes:

(A) The change in total cost of properties for the fiscal years ended January 3, 1997, December 29, 1995 and December 30, 1994 is as follows:

     Balance at December 31, 1993           $      --
       Additions:
          Acquisitions                        333,762
          Capital expenditures                    990
                                              -------
     Balance at December 30, 1994             334,752
       Additions:
          Acquisitions                         81,908
          Capital expenditures                  1,902
       Deductions:
          Dispositions and other               (5,057)
                                              -------
     Balance at December 29, 1995             413,505
       Additions:
          Acquisitions                         38,862
          Capital expenditures                 33,707
                                              -------
     Balance at January 3, 1997             $ 486,074
                                            =========

(B) The change in accumulated depreciation and amortization for the fiscal years ended January 3, 1997, December 29, 1995 and December 30, 1994 is as follows:

     Balance at December 31, 1993           $      --
       Depreciation and amortization            2,268
                                              -------
     Balance at December 30, 1994               2,268
       Depreciation and amortization            7,310
                                              -------
     Balance at December 29, 1995               9,578
       Depreciation and amortization           11,545
                                              -------
     Balance at January 3, 1997             $  21,123
                                            =========

(C) The aggregate cost of properties for Federal income tax purposes is approximately $405,000 at January 3, 1997.