Form 10-Q
period 1997-03-28
HMC ACQUISITION PROPERTIES INC /DE
filed 1997-05-12
CIK 1007076

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




For the Quarter Ended March 28, 1997              Commission File No. 333-00768


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

                                      INDEX


                                                                        Page
                                                                         No.


PART I.    FINANCIAL INFORMATION (Unaudited):

           Condensed Consolidated Balance Sheets -                        3
             March 28, 1997 and January 3, 1997

           Condensed Consolidated Statements of Operations -              4
             Twelve Weeks Ended March 28, 1997
             and March 22, 1996

           Condensed Consolidated Statements of Cash Flows -              5
             Twelve Weeks Ended March 28, 1997 and March 22, 1996

           Notes to Condensed Consolidated Financial Statements           6

           Management's Discussion and Analysis of Results of             8
             Operations and Financial Condition

PART II.          OTHER INFORMATION AND SIGNATURE                        11

                HMC ACQUISITION PROPERTIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)



                                                                                         March 28,         January 3,
                                                                                           1997               1997
                                                                                       -----------       ------------
                               ASSETS                                                  (unaudited)


Property and equipment, net....................................................        $     528,007     $     529,130
Due from hotel managers........................................................               14,592            16,050
Other assets...................................................................                8,711             7,799
Cash and cash equivalents......................................................               42,329            33,282
                                                                                       -------------     -------------
                                                                                       $     593,639     $     586,261
                                                                                       =============     =============



                      LIABILITIES AND SHAREHOLDER'S EQUITY

Debt  ........................................................................         $     350,000     $     350,000
Deferred income taxes..........................................................               15,876            15,676
Other liabilities..............................................................               13,667             4,419
                                                                                       -------------     -------------
      Total liabilities........................................................              379,543           370,095
                                                                                       -------------     -------------


Shareholder's equity
    Common stock, 100 shares issued and outstanding,
      no par value.............................................................                   --                --
    Additional paid-in capital.................................................              214,374           214,374
    Retained earnings (deficit)................................................                 (278)            1,792
                                                                                       -------------     -------------
      Total shareholder's equity ..............................................              214,096           216,166
                                                                                       -------------     -------------
                                                                                       $     593,639     $     586,261
                                                                                       =============     =============



















            See Notes to Condensed Consolidated Financial Statements.

                HMC ACQUISITION PROPERTIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              Twelve Weeks Ended March 28, 1997 and March 22, 1996
                            (unaudited, in thousands)


                                                                                            1997           1996
                                                                                         ---------      ---------

REVENUES..............................................................................   $  29,531      $  22,459
                                                                                         ---------      ---------

OPERATING COSTS AND EXPENSES
  Depreciation and amortization.......................................................       6,395          4,205
  Base and incentive management fees (including Marriott International management fees of $4,035 and $3,058 in 1997 and 1996,
    respectively).....................................................................       4,659          3,273
  Property taxes......................................................................       1,976          1,875
  Ground rent, insurance and other....................................................       1,225            489
                                                                                         ---------      ---------
    Total operating costs and expenses................................................      14,255          9,842
                                                                                         ---------      ---------
OPERATING PROFIT BEFORE
  CORPORATE EXPENSES AND INTEREST.....................................................      15,276         12,617
Corporate expenses....................................................................        (804)        (1,146)
Interest expense......................................................................      (7,466)        (7,531)
Interest income.......................................................................         461          1,134
                                                                                         ---------      ---------
INCOME BEFORE INCOME TAXES............................................................       7,467          5,074
Provision for income taxes............................................................      (3,000)        (2,151)
                                                                                         ---------      ---------
NET INCOME............................................................................   $   4,467      $   2,923
                                                                                         =========      =========


























            See Notes to Condensed Consolidated Financial Statements.

                HMC ACQUISITION PROPERTIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              Twelve Weeks Ended March 28, 1997 and March 22, 1996
                            (unaudited, in thousands)

                                                                                           1997             1996
                                                                                        ----------       ---------
OPERATING ACTIVITIES
Net income...........................................................................   $    4,467       $   2,923
Adjustments to reconcile to cash provided by operations:
   Depreciation and amortization.....................................................        6,395           4,205
   Income taxes......................................................................        3,000           2,151
   Changes in operating accounts.....................................................        6,831           4,698
   Other.............................................................................          178             168
                                                                                        ----------       ---------
      Cash provided by operations....................................................       20,871          14,145
                                                                                        ----------       ---------

INVESTING ACTIVITIES
Acquisitions.........................................................................           --         (44,561)
Capital expenditures.................................................................       (3,595)         (9,583)
Other................................................................................       (1,692)         (1,456)
                                                                                        ----------       ---------
      Cash used in investing activities..............................................       (5,287)        (55,600)
                                                                                        ----------       ---------

FINANCING ACTIVITIES
Dividend to Host Marriott Corporation................................................       (6,537)             --
Other................................................................................           --            (606)
                                                                                        ----------       ---------
      Cash used in financing activities..............................................       (6,537)           (606)
                                                                                        ----------       ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....................................   $    9,047       $ (42,061)
                                                                                        ==========       =========























            See Notes to Condensed Consolidated Financial Statements.

                HMC ACQUISITION PROPERTIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The accompanying consolidated financial statements of HMC Acquisition Properties, Inc. and subsidiaries (the "Company"), a wholly-owned indirect subsidiary of Host Marriott Corporation ("Host Marriott"), have been prepared by the Company without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the condensed consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended January 3, 1997.

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 28, 1997 and January 3, 1997 and the results of operations and cash flows for the twelve weeks ended March 28, 1997 and March 22, 1996. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

2. Revenues represent house profit from the Company's hotel properties. House profit reflects the net revenues flowing to the Company as property owner and represents hotel operating results less property-level expenses excluding depreciation and amortization, property taxes, ground rent, insurance, management fees and certain other costs which are classified as operating costs and expenses.

     House profit generated by the Company's hotels for 1997 and 1996 consists of:


                                                                                       Twelve Weeks Ended
                                                                                    ------------------------
                                                                                     March 28,     March 22,
                                                                                       1997          1996
                                                                                    ----------     ---------
                                                                                          (in thousands)

              Sales
                Rooms..............................................................  $  51,674     $  42,476
                Food & Beverage....................................................     24,195        19,667
                Other..............................................................      4,538         3,841
                                                                                     ---------     ---------
                   Total Hotel Sales...............................................     80,407        65,984
                                                                                     ---------     ---------

              Department Costs
                Rooms..............................................................     11,908        10,022
                Food & Beverage....................................................     18,432        15,210
                Other..............................................................      2,546         2,294
                                                                                     ---------     ---------
                   Total Department Costs..........................................     32,886        27,526
                                                                                     ---------     ---------

              Department Profit....................................................     47,521        38,458
              Other Deductions.....................................................     17,990        15,999
                                                                                     ---------     ---------
                   House Profit....................................................  $  29,531     $  22,459
                                                                                     =========     =========


               HMC ACQUISITION PROPERTIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3. During the first quarter of 1997, a $6.5 million dividend was paid to Host Marriott, as permitted under the senior notes indenture.

4. On May 12, 1997, the Company commenced a consent solicitation (the "Consent Solicitation") for the amendment of certain provisions of its senior notes indenture. The Consent Solicitation, if successful, would facilitate, among other things, the merger of the Company with and into HMH Properties, Inc. ("Properties"), a wholly-owned indirect subsidiary of Host Marriott which owns 32 full-service hotel properties, (the "Merger") and the ability of Properties after the Merger to acquire, through certain subsidiaries, additional properties subject to non-recourse indebtedness and less than majority controlling interests in corporations, partnerships and other entities holding attractive properties. In connection with the Merger, Host Marriott will make a capital contribution of $50 million to Properties.

     The Consent Solicitation is conditioned upon the approval by at least 66 2/3% of the Company's senior notes holders and the completion of a similar consent solicitation being currently conducted by Properties. As part of the Consent Solicitation, the Company will make a payment of $875,000 which will be allocated pro rata by the Company to each registered senior notes holder who consents to the proposed amendments prior to the execution of a supplemental indenture adopting the proposed amendments.

     The Consent Solicitation will expire at 5:00 p.m., New York City time on May 23, 1997, unless extended by the Company.

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

     Combined summarized operating results of the Guarantor Subsidiaries are as follows:

                                                                                           Twelve Weeks Ended
                                                                                         -----------------------
                                                                                         March 28,     March 22,
                                                                                           1997           1996
                                                                                         ---------     ---------
                                                                                               (in thousands)
      Revenues......................................................................     $   5,116    $   2,926
      Operating profit before corporate expenses
        and interest................................................................         3,143        1,895
      Net income....................................................................         1,034          405

     Combined summarized balance sheet information of the Guarantor Subsidiaries is as follows:

                                                                                         March 28,    January 3,
                                                                                           1997         1997
                                                                                       -----------  -----------
                                                                                            (in thousands)
      Property and equipment, net....................................................  $    96,234  $    94,427
      Other assets...................................................................        7,735        6,853
                                                                                       -----------  -----------
        Total assets.................................................................  $   103,609  $   101,280
                                                                                       ===========  ===========
      Debt...........................................................................  $    60,465  $    60,465
      Other liabilities..............................................................       10,903        8,387
                                                                                       -----------  -----------
        Total liabilities............................................................       71,368       68,852
      Equity.........................................................................       32,241       32,428
                                                                                       -----------  -----------
        Total liabilities and equity.................................................  $   103,609  $   101,280
                                                                                       ===========  ===========

               HMC ACQUISITION PROPERTIES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The operating results and balance sheet information include the pushed-down effect of that portion of the Company's senior notes allocated to the Guarantor Subsidiaries.

FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Form 10-Q are forward-looking statements within the meaning of the Private Litigation Reform Act of 1995 and as such may involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be different from any future results, performance or achievements expressed or implied by such forward- looking statements. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. These risks are detailed from time to time in the Company's filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

RESULTS OF OPERATIONS

Revenues. Revenues represent house profit from the Company's hotel properties. The Company's first quarter 1997 revenues of $30 million represented a $7 million, or 31%, increase from the first quarter of 1996. The Company's revenues were impacted by improved lodging results and the addition of two full-service hotel properties in 1996.

The Company's hotels reported strong growth in revenue per available room ("REVPAR") for comparable hotels. REVPAR is a commonly used indicator of market performance for hotels which represents the combination of the average daily room rate charged and the average daily occupancy achieved. REVPAR does not include food and beverage or other ancillary revenues generated by the property.

Improved results were driven by strong increases in REVPAR of 16% for comparable units for the quarter. Hotel sales increased $14 million, or 22%, to $80 million for the quarter, reflecting REVPAR increases for comparable units and the addition of two full-service properties in 1996. The Company's 1997 first quarter results were substantially impacted by the exclusion of the New Year's holiday from the 1997 results due to the timing of the Company's fiscal year end and the milder winter weather in 1997. On a comparable basis, average room rates increased 12%, while average occupancy increased approximately three percentage points reflecting the completion of the conversion of several properties to the Marriott brand. Results for the quarter were further enhanced by an approximate four percentage point increase in the house profit margin for comparable properties. Management believes REVPAR will continue to grow in the near future through steady increases in average room rates, combined with less significant increases in occupancy rates. However, there can be no assurance that REVPAR will continue to grow in the future.

Operating Costs and Expenses. Operating costs and expenses consist of depreciation and amortization, management fees, property taxes, ground rent, insurance and certain other costs. The Company's operating costs and expenses for the first quarter of 1997 increased $4.4 million to $14.3 million. As a percentage of revenues, operating costs and expenses represented 48% and 44% of revenues for the first quarter of 1997 and 1996, respectively.

Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, the Company's operating profit increased nearly $3 million to $15 million, or 52% of revenues, in the first quarter of 1997 from $13 million, or 56% of revenues, in the first quarter of 1996. Several hotels, including the San Francisco Airport Marriott, the Westfields Conference Resort, the Denver Marriott Tech Center, the Charlotte Marriott Executive Park and the Napa Valley Marriott posted particularly significant improvements in operating profit for the quarter, which were partially offset by a decrease in the results for the Atlanta Marriott Northwest due to higher activity in 1996 related to the Summer Olympics.

               HMC ACQUISITION PROPERTIES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Corporate Expenses. Corporate expenses decreased $.3 million to $.8 million in the first quarter of 1997 primarily due to higher average assets for Host Marriott during the quarter, which resulted in a decrease in the allocation of corporate expenses to the Company. As a percentage of revenues, corporate expenses were 3% of revenues for the first quarter of 1997 and 5% of revenues for the first quarter of 1996.

Interest Expense. Interest expense remained unchanged at $7.5 million in the first quarter of 1997.

Interest Income. Interest income decreased $.7 million to $.5 million for the 1997 first quarter primarily due to the use of available proceeds from the December 1995 debt offering for the acquisition of two full- service hotels in 1996.

Net Income. The Company's net income for the first quarter of 1997 increased $1.5 million to $4.5 million, or 15% of revenues, principally due to improved lodging results discussed above.


LIQUIDITY AND CAPITAL RESOURCES

The Company reported an increase in cash and cash equivalents of $9 million in the twelve weeks ended March 28, 1997 compared to a decrease of $42 million for the twelve weeks ended March 22, 1996. Cash provided by operations increased $7 million to $21 million for 1997 primarily due to improved hotel operating results.

Cash used in investing activities was $5 million for the twelve weeks ended March 28, 1997 compared to $56 million for the twelve weeks ended March 22, 1996. The first quarter 1997 results primarily reflect capital expenditures of $4 million for the renovation of certain properties and renewals and replacements on other properties.

Cash used in financing activities was $6.5 million for the twelve weeks ended March 28, 1997 compared to $.6 million for the twelve weeks ended March 22, 1996 reflecting a dividend to Host Marriott as permitted under the senior notes indenture.

               HMC ACQUISITION PROPERTIES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

EBITDA

The Company's consolidated Earnings Before Interest Expense, Taxes, Depreciation, Amortization and other non-cash items ("EBITDA"), increased $5 million, or 27%, to $22 million for the first quarter of 1997. On a comparable basis, hotel EBITDA increased 26% on a REVPAR increase of 16%. The Company believes that EBITDA is a meaningful measure of the Company's operating performance due to the significance of the Company's long-lived assets (and the related depreciation thereon) and because EBITDA can be used to measure the Company's ability to service debt, fund capital expenditures and expand its business and is used in the senior note indenture as part of the tests determining the Company's ability to incur debt and to make certain restricted payments. EBITDA information should not be considered as an alternative to net income, operating profit, cash from operations, or any other operating or liquidity performance measure prescribed by generally accepted accounting principles.

The following is a reconciliation of EBITDA to net income:

                                                                                          Twelve Weeks Ended
                                                                                     --------------------------
                                                                                         March 28,    March 22,
                                                                                           1997         1996
                                                                                     -------------   ----------
                                                                                             (in thousands)
EBITDA    .........................................................................  $    21,691     $  17,094
Interest expense...................................................................       (7,466)       (7,531)
Depreciation and amortization......................................................       (6,395)       (4,205)
Income taxes.......................................................................       (3,000)       (2,151)
Other non-cash charges, net........................................................         (363)         (284)
                                                                                     -----------     ---------
      Net income...................................................................  $     4,467     $   2,923
                                                                                     ===========     =========

The Company interest coverage, defined as EBITDA divided by cash interest expense, for the quarter improved to 3.0 times from 2.3 times for the 1996 first quarter and 2.4 times for full year 1996. The ratio of earnings to fixed charges was 1.9 to 1.0 and 1.6 to 1.0 for the twelve weeks ended March 28, 1997 and March 22, 1996, respectively, and 1.6 to 1.0 for fiscal year 1996.

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


                                        HMC ACQUISITION PROPERTIES, INC.


May 9, 1997                             /s/  DONALD D. OLINGER
-----------                             ---------------------------------
  Date                                  Donald D. Olinger
                                        Vice President and Corporate Controller